Form 10-K
period 2021-12-31
RUSH ENTERPRISES INC \TX\
filed 2022-02-24
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $2,091,623,197 based upon the last sales price on June 30, 2021 on The NASDAQ Global Select MarketSM of $43.24 for the registrant’s Class A Common Stock and $38.14 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 43,049,158 shares Class A Common Stock and 12,344,153 shares of Class B Common Stock outstanding on February 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2021

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 Rush Truck Centers in 23 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”), which currently owns and operates 15 International locations in Ontario, Canada.

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 15, 2022:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Alabama
Birmingham	None	Yes	Yes	No
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Phoenix East	Peterbilt	No	Yes	No
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
Arkansas
Jonesboro	International, IC Bus	No	Yes	No
Lowell	International, Isuzu, IC Bus	Yes	Yes	Yes
North Little Rock	International, IC Bus	Yes	Yes	Yes
Pine Bluff	International, IC Bus	Yes	Yes	No
Russellville	International, IC Bus	Yes	Yes	No
California
Ceres	Ford	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Los Angeles	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Sylmar	Peterbilt	Yes	Yes	No
Victorville	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No
Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Jacksonville East	Peterbilt	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Miami	None	No	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Augusta	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Elk Grove	Hino, Isuzu	Yes	Yes	No
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Salina	International	Yes	Yes	No
Topeka	International	Yes	Yes	No
Wichita	International	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
Cape Girardeau	International	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Joplin	International	Yes	Yes	No
Kansas City	International, Dennis Eagle	Yes	Yes	Yes
Kansas City Used Trucks	None	Yes	No	No
St. Joseph	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
St. Peters	International	Yes	Yes	No
Sedalia	International	No	Yes	No
Springfield	International, Isuzu	Yes	Yes	No
West Plains	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	International, Isuzu	Yes	Yes	Yes
Memphis Used Trucks	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Arlington	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
Dallas South	Peterbilt	Yes	Yes	No

(1) Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Wichita Falls	Peterbilt	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus	Yes	Yes	Yes
Springville	International	Yes	Yes	No
St. George	International	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing locations, we provide a broad line of product selections for lease or rent, including Class 4 through Class 8 commercial vehicles, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered to customers on a daily, monthly or long-term basis. Substantially all of our long-term leases also contain a service provision, whereby we agree to service the vehicle through the life of the lease. The following chart reflects our leasing brands by location:

Rush Truck Leasing Location	Brand	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
Arkansas
North Little Rock	Idealease	In RTC
Lowell	Idealease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	Standalone
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Augusta	Idealease	In RTC
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Kansas
Kansas City	Idealease	Standalone
Salina	Idealease	In RTC
Wichita	Idealease	In RTC
Missouri
Joplin	Idealease	In RTC
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
Springfield	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	Standalone
North Carolina
Asheville	Idealease	Standalone
Charlotte	Idealease	Standalone
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	Standalone
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Memphis	Idealease	Standalone
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Arlington	PacLease	In RTC
Houston	PacLease	Standalone
Houston NW	PacLease	Standalone
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

In addition to the locations in the above table, Rush Truck Leasing also provides full-service maintenance on customers’ vehicles at several of our customers’ facilities.

Financial and Insurance Products. At our Rush Truck Centers, we offer third‑party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as agent through our insurance agency, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.

Other Businesses. Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair at our location in Oklahoma City. Perfection Equipment specializes in up-fitting trucks used by oilfield service providers and other specialized service providers.

Momentum Fuel Technologies manufactures compressed natural gas fuel systems and related component parts for commercial vehicles at its facility in Roanoke, Texas. Effective January 2022, we sold 50% of our equity interest in this entity to a subsidiary of Cummins, Inc. and now we are operating the business as a joint venture with Cummins.

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

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. We also own a 50% equity interest in RTC Canada that owns and operates 15 International locations in Ontario, Canada. We have an option to purchase the remaining 50% through February 24, 2024. As described below, we intend to continue to grow our business by expanding our product and service offerings through acquisitions in new geographic areas and by opening new locations to enable us to better serve our customers.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $1,793.4 million, or 35.0%, of our total revenues for 2021, and 62.7% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $111.8 million, or 2.2%, of our total revenues for 2021. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 1,524 vehicles under contract maintenance as of December 31, 2021. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $2,609.6 million, or 50.9%, of our total revenues in 2021. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $1,661.9 million, or 32.4%, of our total revenues for 2021, and 63.7% of our new commercial vehicle revenues for 2021.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, or International, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $766.3 million, or 14.9%, of our total revenues for 2021, and 29.4% of our new commercial vehicle revenues for 2021. New bus sales accounted for approximately $90.8 million, or 1.8%, of our total revenues for 2021, and 3.5% of our new commercial vehicle revenues for 2021. New light-duty commercial vehicle sales accounted for approximately $79.4 million, or 1.5%, of our total revenues for 2021, and 3.0% of our new commercial vehicle revenues for 2021.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $430.4 million, or 8.4%, of our total revenues for 2021. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $247.2 million, or 4.8%, of our total revenues for 2021. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing and rental through PacLease and Idealease. At December 31, 2021, we had 8,914 commercial vehicles in our lease and rental fleet, including cranes. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental fleet inventory.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $28.0 million, or 0.5%, of our total revenues for 2021. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

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

We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2021 was approximately 82%. We also have licensed insurance agents at several Rush Truck Centers.

Human Capital Management

On December 31, 2021, we employed 7,166 people. Of these employees, less than 0.7% of the workforce was classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits, a consistent work schedule and opportunities to improve their skills and advance within the Company.

Core Values. Our core values define our culture and reflect who we are and the way we interact with our customers, suppliers, co-workers and shareholders. Our core values are productivity, fairness, excellence and positive attitude and are described below.

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

Each of these core values is embodied in our code of conduct, which we call our Rush Driving Principles. Employees are required to attend training on the Rush Driving Principles and certify that they have read and understand such principles on an annual basis. We believe that our core values are the foundation of a strong culture that is a strength for us, and we intend to continue building upon that culture to improve performance across our business.

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

To enhance and develop the technical skills of entry-level service and body shop technicians, we established a formal mentorship program lead by experienced service and body shop technicians who serve as mentors to newly hired, entry level service and body shop technicians. We believe that this program increases the technicians’ likelihood of career success. This formal mentorship program also helps us identify top performers and we believe it improves employee performance and retention for participants in the program.

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

Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2021, our overall turnover rate was 27.49%, compared to 42.62% in 2020. Our turnover in 2020 was significantly higher than normal because of involuntary reductions in our workforce that were made at the onset of the COVID-19 pandemic. The turnover rate of our service and body shop technicians is also monitored closely by management, as the retention of skilled service and body shop technicians is critical to the success of the Company. Demand for service and body shop technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2021, our turnover rate for service and body shop technicians was 36.67%, compared to 39.24% in 2020.

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2021, we had a TRIR of 3.87, compared to 4.17 in 2020 and a LTIR of 0.71 in 2021, compared to 0.81 in 2020.

Labor Relations. We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 10, 2025, Joliet, Illinois, which will expire on May 7, 2022 and Carol Stream, Illinois, which will expire on May 6, 2023. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include national and regional truck fleets, corporations, local and state governments and owner-operators. During 2021, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Recent Acquisitions

On December 13, 2021, we completed the acquisition of certain of the assets of Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”), which included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas. The acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers for a purchase price of approximately $205.3 million, excluding the real property associated with the transaction. We financed approximately $102.0 million of the purchase price under our floor plan and lease and rental truck financing arrangements and the remainder was paid in cash. In addition, we purchased certain real estate owned by Summit for a purchase price of approximately $57.0 million, which was paid in cash.

On November 1, 2021, we acquired certain assets of Illinois Truck Centre, Inc., which included real estate in Elk Grove, Illinois, along with commercial vehicle parts inventory. The transaction was valued at approximately $2.7 million, with the purchase price paid in cash. This location is operating as a full-service commercial vehicle dealership representing Hino and Isuzu.

On October 18, 2021, we acquired certain assets of Commercial Engine Service, Inc. located in Victorville, California, which included commercial vehicle parts inventory and a long-term lease of the facility. The transaction was valued at approximately $4.3 million, with the purchase price paid in cash. This location is operating as a full-service commercial vehicle dealership representing Peterbilt.

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealership groups will continue to increase in our current markets and on a national level based on the following:

●	the ability to keep customers’ vehicles operational, which is dependent on the accessibility of dealership locations and the ability to attract and retain service technicians;

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

Dealership Agreements

           Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, Nevada, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2022 and September 2022. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of the estate of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 31.8% of our total revenues for 2021.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Arkansas, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, North Carolina, Ohio, Tennessee, Utah and Virginia. These dealership agreements currently have terms expiring between December 2022 and December 2026. Sales of new International commercial vehicles accounted for approximately 10.3% of our total revenues for 2021.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, and Micro Bird, which currently have terms expiring between August 2022 and August 2024 and Ford, Hino and Isuzu, which have perpetual terms. Sales of new non‑Peterbilt and non-International commercial vehicles accounted for approximately 8.8% of our total revenues for 2021.

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

Floor Plan Financing

         Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under our Fifth Amended and Restated credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”). The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR rate”), determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires on September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2021, we had approximately $549.0 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $381.0 million during the twelve months ended December 31, 2021. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Lease and Rental Fleet Financing

On September 14, 2021, we entered into the WF Credit Agreement with the Lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple secured overnight financing rate (“SOFR”) rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2021, we had approximately $149.9 million outstanding under the WF Credit Agreement.

On October 1, 2021, the Company entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On December 31, 2021, we had approximately $185.0 million outstanding under the PLC Agreement.

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

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local and state governments, corporations and owner-operators. However, Aftermarket Products and Services operations historically have experienced higher sales volumes in the second and third quarters.

Backlog

On December 31, 2021, our backlog of commercial vehicle orders was approximately $3,267.0 million, compared to a backlog of commercial vehicle orders of approximately $1,247.2 million on December 31, 2020. This increase in our backlog is primarily due to production constraints experienced by the manufacturers we represent during 2021. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2021, and we expect to fill the majority of our backlog orders during 2022.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In addition, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles; one additional state signed in 2021. Four of the states that signed are states where we operate new commercial vehicle dealerships: California, Colorado, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business Operations

We are dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generates the majority of our revenues.

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2021, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2021, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

A negative change in any of the preceding, or a change in control of Navistar, could have a material adverse effect on our operations, revenues and profitability. On July 1, 2021, Navistar and Traton Group (“Traton”), a subsidiary of Volkswagen AG, closed on their previously announced merger agreement pursuant to which Traton purchased all of Navistar’s outstanding stock. We cannot predict how new ownership of Navistar might affect our business; provided, however, that at this time, our senior management is not aware of any circumstances associated with the change in ownership of Navistar that would result in a material adverse effect on our operations, revenues or profitability.

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. While our Rush Truck Centers have remained operational throughout the COVID-19 pandemic, the pandemic remains a fluid and evolving situation, and we cannot anticipate whether we may be forced to close any of our locations due to potential restrictions imposed by a governmental authority or due to a COVID-19 outbreak.

Some of the potential impacts to our business that we believe are directly related to the COVID-19 pandemic and that we are currently monitoring include, but are not limited to:

●

The impact that the pandemic will have on our workforce availability. For example, in January 2022, as the number of COVID-19 cases increased throughout the country, we experienced our highest levels of pandemic-related employee absenteeism since the beginning of the pandemic, which directly impacted our ability to serve customers;

●

The impact that the pandemic will have on the supply chains of the commercial vehicle manufacturers and parts manufacturers that we represent. For example, production shutdowns in 2021 for some of the manufacturers we represent led to supply constraints, which negatively impacted our results for 2021. We have been informed by the commercial vehicle manufacturers that we represent that production of commercial vehicles in 2022 will be allocated to all of their dealers based on historical purchases. While we do not expect our allocation of commercial vehicles to be less than the number of commercial vehicles we sold in 2021, there is still concern that component manufacturers’ supply chain issues may limit certain of our commercial vehicle manufacturers’ ability to meet demand throughout the year; and

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by the estate of W. Marvin Rush, W. M. “Rusty” Rush, Scott Anderson, Derrek Weaver, Steven Keller and Corey Lowe, along with certain other persons who no longer work for the Company (collectively, the “Dealer Principals”) decreases below 22% (the estate of W. Marvin Rush and such persons, excluding those who no longer work for the Company, controlled 42.5% of the aggregate voting power with respect to the election of directors as of December 31, 2021); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by the estate of W. Marvin Rush or W.M. “Rusty” Rush, or his estate, of their common stock. If the estate of W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principals, or if their estates are required to liquidate their Class B Common Stock that they own, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements are non-exclusive and have relatively short terms, which could result in nonrenewal or imposition of less favorable terms upon renewal.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2022 and December 2026. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

Risks Related to Financial and Economic Matters

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on September 14, 2026, and may be terminated without cause upon 360 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

Changes in interest rates could have a negative adverse effect on our profitability.

Our Floor Plan Credit Agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. Currently, our outstanding borrowings under our Floor Plan Credit Agreement and certain other loan agreements are borrowed at LIBOR plus an applicable margin. Although LIBOR is no longer being used to price new loans, it is anticipated at this time that LIBOR quotes will be available for existing credit agreements until at least mid-2023. In the event that LIBOR quotes are no longer available, SOFR will replace LIBOR in certain of our credit agreements which currently use LIBOR, including our Floor Plan Credit Agreement. It is unclear how increased regulatory oversight and changes in the method for determining benchmark interest rates may affect our results of operations or financial conditions. However, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could negatively affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

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

As of December 31, 2021, our backlog of new commercial vehicle orders was approximately $3,267.0 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Risks Related to Legal and Regulatory Matters

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

Further, environmental laws and regulations are complex and subject to change. For example, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles; one additional state signed in 2021. Four of the states that signed are states where we sell new commercial vehicles: California, Colorado, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows. In addition, such laws could affect demand for the products that we sell.

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

In the course of our business, we are exposed to claims for personal injury, death or property damage resulting from: (i) our customers’ use of commercial vehicles that we sell, service, lease or rent; (ii) our customers’ purchase of other products that we design, manufacture, sell or install, such as commercial vehicle parts, custom vehicle modifications and CNG fuel systems; and (iii) injuries caused by motor vehicle accidents that our service or delivery personnel are involved in. In addition, we have employees who work remotely from time to time at certain customers’ locations that are considered inherently dangerous, such as oil or gas well drilling sites, commercial construction sites and manufacturing facilities. We could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to vehicle and highway safety, health and workplace safety, security and employment-related claims.

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

Collectively, the estate of W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.5% of our issued and outstanding shares of Class A Common Stock and 50.0% of our issued and outstanding Class B Common Stock. The estate of W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 39.0% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of the estate of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, the estate of W. Marvin Rush and W.M. “Rusty” Rush have the ability to exercise substantial control over the Company, including with respect to the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Our Class A Common Stock has limited voting power.

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

The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2021, the three-month average daily trading volume of our Class B Common Stock was approximately 14,600 shares, with thirty days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2021, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

We lease a hangar in New Braunfels, Texas for the corporate aircraft. We also own and operate a guest ranch of approximately 10,500 acres near Cotulla, Texas, which is used for client development purposes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2021, our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.74 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2021			2020
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$.18	$51.92	$39.21	$.09	$31.22	$18.17
Second Quarter	.18	51.98	41.06	.09	31.23	18.85
Third Quarter	.19	48.76	40.95	.09	34.65	26.45
Fourth Quarter	.19	57.66	45.00	.14	43.08	33.37

Class B Common Stock

First Quarter	$.18	$47.10	$36.40	$.09	$32.11	$14.43
Second Quarter	.18	46.81	36.20	.09	27.30	17.40
Third Quarter	.19	47.40	36.21	.09	29.90	22.09
Fourth Quarter	.19	57.40	45.78	.14	38.38	28.67

As of February 4, 2022, there were approximately 20 record holders of Class A Common Stock and approximately 28 record holders of Class B Common Stock. On October 12, 2020, we effected a three-for-two stock split with respect to both our Class A and Class B Common Stock in the form of a stock dividend. The foregoing stock prices and the following share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

As of December 31, 2021, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2021	76,606	$49.17	(4)	76,606	$72,464,620
November 1 – November 30, 2021	63,273	54.02	(5)	63,273	69,044,644
December 1 – December 31, 2021	92,125	53.48	(6)	92,125	95,070,232
Total	232,004			232,004

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by us.
(3)

We repurchased shares in 2021 under a stock repurchase program announced on December 8, 2020, which authorized the repurchase of up to $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. This plan was terminated effective December 1, 2021; we repurchased $31.0 million shares of our Class A and Class B Common Stock under the plan prior to its termination. On November 30, 2021, we announced the approval of a new stock repurchase program, effective December 2, 2021, authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 43,331 shares of Class A Common Stock at an average price paid per share of $49.20 and 33,275 shares of Class B Common Stock at an average price paid per share of $49.14.
(5)	Represents 60,500 shares of Class A Common Stock at an average price paid per share of $54.16 and 2,773 shares of Class B Common Stock at an average price paid per share of $50.97.
(6)	Represents 52,190 shares of Class A Common Stock at an average price paid per share of $54.09 and 39,935 shares of Class B Common Stock at an average price paid per share of $52.69.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the cumulative 5-Year total return as of December 31, 2021, of a $100 investment in the Company’s common stock made on December 31, 2016 (with dividends reinvested), as compared with similar investments based on (i) the cumulative total returns of the S&P 500 Index (with dividends reinvested) and (ii) the cumulative total returns of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2016	2017	2018	2019	2020	2021
Rush Enterprises, Inc.	$100.00	$156.17	$116.01	$150.73	$190.24	$275.47
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	115.49	98.40	147.82	179.35	205.05

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

	Year Ended December 31,
	2021	2020	2019
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used commercial vehicle sales	$3,039,953	$2,863,309	$3,757,584
Aftermarket products and services sales	1,793,363	1,600,445	1,762,510
Lease and rental	247,234	236,223	247,549
Finance and insurance	27,964	21,949	24,443
Other	17,628	14,014	17,761
Total revenues	5,126,142	4,735,940	5,809,847
Cost of products sold	4,033,844	3,860,473	4,784,219
Gross profit	1,092,298	875,467	1,025,628
Selling, general and administrative	731,340	665,258	753,749
Depreciation and amortization	53,354	57,456	55,372
Gain (loss) on sale of assets	1,432	1,852	(102)
Operating income	309,036	154,605	216,405
Other income	6,417	6,132	1,925
Interest expense, net	1,770	9,014	28,807
Income before income taxes	313,683	151,723	189,523
Provision (benefit) for income taxes	72,268	36,836	47,940
Net income	$241,415	$114,887	$141,583

Net income per common share:
Basic	$4.32	$2.09	$2.57
Diluted	$4.17	$2.04	$2.51

Cash dividends declared per share	$0.74	$0.41	$0.34

Weighted average shares outstanding:
Basic	55,892	54,866	54,988
Diluted	57,878	56,242	56,356

	Year Ended December 31,
	2021	2020	2019
OPERATING DATA
Unit vehicle sales −
New vehicles	23,259	23,113	31,675
Used vehicles	7,527	7,400	7,741
Total unit vehicles sales	30,786	30,513	39,416
Commercial vehicle lease and rental units	8,914	8,104	8,506

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
BALANCE SHEET DATA
Working capital	$320,950	$330,932	$205,162
Inventories	1,020,136	858,291	1,326,080
Total assets	3,119,977	2,985,393	3,407,329

Floor plan notes payable	630,731	511,786	996,336
Long-term debt, including current portion	334,926	529,654	627,678
Finance lease obligations, including current portion	116,530	117,113	92,370
Total shareholders’ equity	1,466,749	1,268,037	1,159,493

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 62.7% of our total gross profits in 2021.

Stock Split

On September 15, 2020, our Board of Directors declared a 3-for-2 stock split of our Class A common stock and Class B common stock, which was effected in the form of a stock dividend. On October 12, 2020, we distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-K have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

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

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent resumed operations following any COVID-19 related shutdowns in 2020. However, supply chain delays related to commercial vehicle components have forced some of the manufacturers we represent to temporarily cease production at times and will limit the commercial vehicle industry’s ability to meet demand for commercial vehicles throughout 2022. The decrease in the supply of new commercial vehicles has resulted in increased demand for used commercial vehicles.

Aftermarket Products and Services

With respect to our Aftermarket Products and Services departments, with some minor exceptions, our parts supply chain remained relatively uninterrupted during 2021 and our parts sales are back to pre-pandemic levels. We believe that the investments we made over the years with respect to our aftermarket strategic initiatives enabled us to mitigate some of the impact of the COVID-19 pandemic on our Aftermarket Products and Service business. However, with respect to parts availability going forward, we are dependent on our manufacturers and future production levels of certain parts and components are uncertain at this time. Although the supply chain disruptions are only impacting a small percentage of the parts we sell, any delay we experience in receiving a part has a corresponding delay in our completion of services on the commercial vehicle for which the part was ordered.

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

Liquidity

As of December 31, 2021, we had $148.1 million in cash. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Summary of 2021

Our results of operations for the year ended December 31, 2021 are summarized below as follows:

●	Our gross revenues totaled $5,126.1 million, an 8.2% increase from gross revenues of $4,735.9 million in 2020.

●	Gross profit increased $216.8 million, or 24.8%, compared to 2020. Gross profit as a percentage of sales increased to 21.3% in 2021, from 18.5% in 2020.

●	Our new Class 8 heavy-duty unit sales, which accounted for 4.9% of the total U.S. market, increased 3.6%, compared to 2020.

●	Our new Class 4-7 medium-duty unit sales, including buses, which accounted for 4.2% of the total U.S. market, decreased 7.3%, compared to 2020.

●	New light-duty truck unit sales increased 52.1% in 2021, compared to 2020.

●	Used truck unit sales increased 1.7%, compared to 2020, however, used truck revenue increased 47.7%, compared to 2020 due to a sharp increase in used truck values.

●	Aftermarket Products and Services revenues increased $192.9 million, or 12.1%, to $1,793.4 million, compared to $1,600.4 million in 2020.

●	Lease and rental revenues increased $11.0 million, or 4.7%, to $247.2 million, compared to 2020.

●	Selling, General and Administrative (“SG&A”) expenses increased $66.1 million, or 9.9%, to 731.3 million, compared to $665.3 million in 2020.

●	In October 2021, we acquired an independent parts and service facility in Victorville, California that has been converted into a full service Peterbilt dealership.

●	In November 2021, we acquired a full-service Hino and Isuzu dealership in Elk Grove, Illinois.

●

In December 2021, we acquired certain assets of The Summit Truck Group (“Summit”). The acquisition included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas. The acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and certain other commercial vehicle manufacturers.

2022 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 247,500 truck units in 2022, an 8.9% increase compared to 227,374 units sold in 2021. While demand for new commercial vehicles is currently strong, we believe that component supply chain issues will continue to delay production. In addition, we have been informed by the Class 8 manufacturers we represent that production of commercial vehicles in 2022 will be allocated to all of their dealers based on historical purchases. We believe that our allocation of commercial vehicles in 2022 will not be less than the number of commercial vehicles we sold in 2021.

We expect our market share of new Class 8 truck sales to range between 5.5% and 5.9% in 2022. This market share percentage would result in the sale of approximately 13,500 to 14,500 of new Class 8 trucks in 2022, based on A.C.T. Research’s current U.S. retail sales estimate of 247,500 units. This projected increase in market share in 2022, compared to 2021, is partially related to the December 2021 Summit acquisition.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 263,700 units in 2022, a 5.6% increase compared to 249,753 units sold in 2021. We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.6% and 4.9% in 2022. This market share percentage would result in the sale of approximately 12,000 to 13,000 of new Class 4 through 7 commercial vehicles in 2022, based on A.C.T. Research’s current U.S. retail sales estimates of 263,700 units. This projected increase in market share in 2022, compared to 2021, is partially related to the December 2021 Summit acquisition.

We expect to sell approximately 1,700 light-duty vehicles and approximately 7,100 to 7,400 used commercial vehicles in 2022.

We expect lease and rental revenue to increase 25% to 30% during 2022, compared to 2021. This projected increase in lease and rental revenue in 2022, compared to 2021, is primarily related to the acquisition of the Summit Idealease locations in December 2021.

We continue to make progress on our strategic initiatives to increase our Aftermarket Products and Services revenues.  We believe our Aftermarket Products and Services revenues will increase 15% to 20% in 2022, compared to 2021. This projected increase in Aftermarket Products and Services revenues in 2022, compared to 2021, is related to price increases by the manufacturers of parts we sell and the December 2021 Summit acquisition.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 129.8% absorption ratio for the year ended December 31, 2021 and 118.7% absorption ratio for the year ended December 31, 2020.

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

Purchase Price Allocation, Intangible Assets and Goodwill

The purchase price allocation for business combinations and asset acquisitions requires the use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We determine whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.

In connection with our business combinations, we recorded certain intangible assets, including franchise rights. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate a single reporting unit, the Truck Segment, the impairment test is performed at that level by comparing the estimated fair value of the reporting unit to the carrying value of the reporting unit. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed in the fourth quarter of 2021. No impairment of goodwill was identified during 2021.

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

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”), we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. We then assess whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Allowance for Credit Losses

All trade receivables are reported on the consolidated balance sheet at their cost basis adjusted for any write-offs and net of allowances for credit losses. We maintain allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables after considering current market conditions and estimates for supportable forecasts, when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of our receivable portfolios (commercial vehicle receivables, manufacturers’ receivables, parts and service receivables, leasing receivables and other trade receivables). For trade receivables, we use the probability of default and our historical loss experience rates by portfolio and apply them to a related aging analysis while also considering customer and economic risk where appropriate. Determination of the proper amount of allowances by portfolio requires us to exercise our judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, collection experience, current economic conditions, estimates for supportable forecasts (when appropriate) and credit risk characteristics.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2021, 2020 and 2019. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2021	2020	2019
New and used commercial vehicle sales	59.3%	60.5%	64.7%
Aftermarket Products and Services sales	35.0	33.8	30.3
Lease and rental	4.8	5.0	4.3
Finance and insurance	0.6	0.4	0.4
Other	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	78.7	81.5	82.3
Gross profit	21.3	18.5	17.7
Selling, general and administrative	14.3	14.0	13.0
Depreciation and amortization	1.0	1.2	1.0
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	6.0	3.3	3.7
Other income	0.1	0.1	0.0
Interest expense, net	0.0	0.2	0.5
Income from continuing operations before income taxes	6.1	3.2	3.2
Provision (benefit) for income taxes	1.4	0.8	0.8
Net income	4.7%	2.4%	2.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Vehicle unit sales:
New heavy-duty vehicles	11,052	10,670	14,986	3.6%	-28.8%
New medium-duty vehicles	10,485	11,311	14,470	-7.3%	-21.8%
New light-duty vehicles	1,722	1,132	2,219	52.1%	-49.0%
Total new vehicle unit sales	23,259	23,113	31,675	0.6%	-27.0%

Used vehicles sales	7,527	7,400	7,741	1.7%	-4.4%

Vehicle revenue:
New heavy-duty vehicles	$1,661.9	$1,587.9	$2,192.3	4.7%	-27.6%
New medium-duty vehicles	857.1	919.7	1,124.0	-6.8%	-18.2%
New light-duty vehicles	79.4	50.1	90.6	58.5%	-44.7%
Total new vehicle revenue	$2,598.4	$2,557.7	$3,406.9	1.6%	-24.9%

Used vehicle revenue	$430.4	$291.5	$330.3	47.7%	-11.7%

Other vehicle revenue:(1)	$11.2	$14.1	$20.4	-20.6%	-30.9%

Dealership absorption ratio:	129.8%	118.7%	120.2%	9.4%	-1.2%

(1) Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2021	2020	2019
Gross Profit:
New and used commercial vehicle sales	27.7%	25.3%	27.0%
Aftermarket products and services sales	62.7	66.7	64.9
Lease and rental	5.4	3.9	4.0
Finance and insurance	2.6	2.5	2.4
Other	1.6	1.6	1.7
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 110,000 in 2010 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

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

A.C.T. Research currently estimates approximately 247,500 new Class 8 trucks will be sold in the United States in 2022, compared to approximately 227,374 new Class 8 trucks sold in 2021. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 287,000 in 2023.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford or Isuzu, and provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short‑haul, local markets as delivery vehicles; they typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at several of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 263,700 units in 2022, compared to 249,753 units in 2021. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 279,100 in 2023.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Total revenues increased $390.2 million, or 8.2%, in 2021, compared to 2020.

Our Aftermarket Products and Services revenues increased $192.9 million, or 12.1%, in 2021, compared to 2020. This increase was primarily due to the continued recovery of the national economy and strong demand for aftermarket parts and services.

Our revenues from sales of new and used commercial vehicles increased $176.6 million, or 6.2%, in 2021, compared to 2020. This increase was also primarily due to the continued recovery of the national economy, which has led to strong freight rates throughout the country and strong demand for commercial vehicles and aftermarket parts and services.

We sold 11,052 new heavy-duty trucks in 2021, a 3.6% increase compared to 10,670 new heavy-duty trucks in 2020. Our share of the new U.S. Class 8 commercial vehicle sales market decreased to approximately 4.9% in 2021, from 5.5% in 2020. Our new Class 8 truck sales were negatively impacted by commercial vehicle production constraints that affected the manufacturers we represent.

We sold 10,485 new medium-duty commercial vehicles, including 959 buses, in 2021, a 7.3% decrease compared to 11,311 new medium-duty commercial vehicles, including 1,097 buses, in 2020. In 2021, we achieved a 4.2% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 4.9% in 2020. Our new Class 4 through 7 commercial vehicle sales were negatively impacted by new commercial vehicle production constraints that affected the manufacturers we represent.

We sold 1,722 new light-duty vehicles in 2021, a 52.1% increase compared to 1,132 new light-duty vehicles in 2020. Our light-duty vehicle sales benefited from the increased demand for light-duty vehicles in the U.S.

We sold 7,527 used commercial vehicles in 2021, a 1.7% increase compared to 7,400 used commercial vehicles in 2020. Demand for used commercial vehicles remained strong in 2021, driven in large part by production constraints for new Class 8 trucks. However, the number of used commercial vehicles we will be able to sell depends on our ability to acquire quality used commercial vehicle inventory. We believe used truck demand and values will decrease when new truck production increases to a level adequate to meet customer demand; however, we believe demand for used trucks will remain strong throughout 2022.

Commercial vehicle lease and rental revenues increased $11.0 million, or 4.7%, in 2021, compared to 2020. The increase is primarily due to increased rental fleet utilization and strong demand for vehicles to lease, which is partly due to the limited supply of new commercial vehicles.

Finance and insurance revenues increased $6.0 million, or 27.4%, in 2021, compared to 2020. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2022.

Other revenues increased $3.6 million, or 25.8% in 2021, compared to 2020. Other revenues consist primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $216.8 million, or 24.8%, in 2021, compared to 2020. Gross profit as a percentage of sales increased to 21.3% in 2021, from 18.5% in 2020. This increase in gross profit as a percentage of sales is a result of increased gross margins across our operations.

Gross margins from our Aftermarket Products and Services operations increased to 38.1% in 2021, from 36.5% in 2020. This increase is primarily related to the increase in parts rebates from parts suppliers and increases in parts list pricing by the manufacturers we represent, which lead to increased margins on parts sales with respect to inventory acquired prior to the manufacturers’ price increases, compared to 2020. Gross profit for Aftermarket Products and Services increased to $684.1 million in 2021, from $583.9 million in 2020. Historically, parts operations’ gross margins range from 28% to 30% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 61.4% of total gross profit for Aftermarket Products and Services operations in 2021 and 59.4% in 2020. Service and collision center operations represented 38.6% of total gross profit for Aftermarket Products and Services operations in 2021 and 40.6% 2020. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.5% to 38.5% in 2022.

Gross margins on new Class 8 truck sales increased to 9.0% in 2021, from 8.2% in 2020. This increase is primarily due to strong demand for Class 8 trucks and the mix of purchasers during 2021. In 2022, we expect overall gross margins from new heavy-duty truck sales of approximately 8.0% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 7.8% in 2021, from 6.3% in 2020. This increase is primarily due to the mix of purchasers during 2021. For 2022, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.0% to 8.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 18.7% in 2021, from 9.9% in 2020. This increase in margins in 2021 was primarily due to the increase in used truck values due to strong demand for used commercial vehicles. The lower margins that we recognized in 2020 were due to weak demand for used trucks in early 2020 caused by the beginning of the COVID-19 pandemic and the write-down of used truck inventory values to account for extremely weak market conditions at that time. We expect margins on used commercial vehicles to gradually decrease throughout 2022 and reach their historical range between 8.0% and 10.0% by the end of 2022.

Gross margins from commercial vehicle lease and rental sales increased to 23.9% in 2021, from 14.3% in 2020. This increase is primarily related to increased rental fleet utilization and changes to the way we finance commercial vehicles for our lease and rental fleet. In the third quarter of 2021, we entered into the WF Credit Agreement that allows us to finance a portion of our Idealease lease and rental fleet through a general borrowing facility. In October of 2021, we entered into the PLC Agreement with PLC in the amount of $300.0 million to be used in connection with the acquisition of PacLease lease and rental fleet vehicles. The interest associated with the WF Credit Agreement and the PLC Agreement is recorded in interest expense on the Consolidated Statement of Income and was $2.4 million during 2021. Prior to the WF Credit Agreement and the PLC Agreement, interest expense associated with our lease and rental fleet purchases was recorded in cost of sales because each borrowing was directly related to each lease and rental vehicle purchased. This change in the structure of financing of our lease and rental fleet results in increased gross margins from our commercial vehicle lease and rental sales. We expect gross margins from lease and rental sales of approximately 31.0% to 33.0% during 2022. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $66.1 million, or 9.9%, in 2021, compared to 2020. This increase resulted primarily from increased personnel expense and increased selling expense, compared to 2020. SG&A expenses as a percentage of total revenues increased to 14.3% in 2021, from 14.0% in 2020. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.3% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2022, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicle and Aftermarket Products and Services. For 2022, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $4.1 million, or 7.1%, in 2021, compared to 2020.

Interest Expense, Net

Net interest expense decreased $7.2 million, or 80.4%, in 2021, compared to 2020. This decrease was primarily attributable to the decrease in floorplan liability due to lower commercial vehicle inventory levels, the product mix of our commercial vehicle inventory and reduced real estate debt. During 2021, a higher portion of our vehicle inventory was from commercial vehicle manufacturers that were offering more favorable floorplan terms than in 2020. We expect net interest expense in 2022 to increase due to interest related to lease and rental borrowings, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes increased $162.0 million, or 106.7%, in 2021, compared to 2020, as a result of the factors described above.

Income Taxes

Income tax expense increased $35.4 million, or 96.2%, in 2021, compared to 2020, as a result of the factors described above. We provided for taxes at a 23.0% effective rate in 2021, compared to an effective rate of 24.3% in 2020. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2022.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a discussion of information on the year ended December 31, 2020, refer to Part II Item 7 in the 2020 Annual Report on Form 10-K.

https://www.sec.gov/ix?doc=/Archives/edgar/data/1012019/000143774921003966/rusha20201231_10k.htm

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2021, we had working capital of approximately $321.0 million, including $148.1 million in cash, available to fund our operations. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We continually evaluate our liquidity and capital resources based upon: (i) our cash and cash equivalents on hand; (ii) the funds that we expect to generate through future operations; (iii) current and expected borrowing availability under our secured line of credit, working capital lines of credit available under certain of our credit agreements and our Floor Plan Credit Agreement; and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at December 31, 2021, however, $14.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.7 million available for future borrowings as of December 31, 2021.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2021, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $170.0 million for our leasing operations during 2022, depending on customer demand, most of which will be financed. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and Company vehicles of approximately $30.0 million to $35.0 million during 2022.

During the fourth quarter of 2021, we paid a cash dividend of $10.6 million. Additionally, on February 15, 2022, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B Common Stock, to be paid on March 15, 2022, to all shareholders of record as of February 28, 2022. The total dividend disbursement is estimated to be approximately $10.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 30, 2021, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2021. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2021, we had repurchased $4.9 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2022, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2021. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $163.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, and increased by $130.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2021, operating activities resulted in net cash provided by operations of $422.3 million. Net cash provided by operating activities primarily consisted of $241.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $169.5 million, deferred income tax of $13.7 million and stock-based compensation of $22.2 million. Cash used in operating activities included an aggregate of $17.4 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $32.3 million from a decrease in accounts receivable, $12.1 million from the increase in accounts payable and $3.0 million from the increase in customer deposits, which were offset by cash outflows of $33.6 million from an increase in inventory and $31.0 million from the decrease in accrued liabilities. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During 2021, cash used in investing activities totaled $432.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Cash used for business acquisitions was $269.3 million during the year ended December 31, 2021. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $167.2 million during 2021 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $164.6 million for purchases of rental and lease vehicles for the rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2021, our financing activities resulted in net cash used in financing of $153.3 million. The cash outflows consisted primarily of $468.8 million used for principal repayments of long-term debt and capital lease obligations and $33.6 million used to purchase 329,451 shares of Rush Class A common stock and 418,615 shares of Rush Class B common stock during 2021. Additionally, during 2021, we paid cash dividends of $41.1 million. These cash outflows were partially offset by $118.9 million from net draws on floor plan notes payable (non-trade), borrowings of $260.3 million of long-term debt related to the lease and rental fleet and $10.9 million from the issuance of shares related to equity compensation plans.

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

On September 14, 2021, we entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2021, we had approximately $149.9 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On December 31, 2021, we had approximately $185.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. Prior to the Floor Plan Credit Agreement, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Fourth Amended and Restated Floor Plan Credit Agreement with BMO Harris and the majority of such financings will continue to occur under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2021, we had approximately $549.0 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $381.0 million during the twelve months ended December 31, 2021. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 110,000 in 2010, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on LIBOR, the WF Credit Agreement is based on SOFR and the PLC Agreement is based on the prime rate. As of December 31, 2021, we had floor plan borrowings and borrowings from WF and PLC in the amount of $965.7 million. Assuming an increase or decrease in LIBOR, SOFR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

New and Used Commercial Vehicle Inventory Reserves

Description of the Matter

At December 31, 2021, the Company’s new and used commercial vehicle inventory balance is approximately $711.4 million, which is net of management’s estimate of inventory reserves. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

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

San Antonio, Texas

February 24, 2022

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,146	$312,048
Accounts receivable, net	140,186	172,481
Inventories, net	1,020,136	858,291
Prepaid expenses and other	15,986	14,906
Total current assets	1,324,454	1,357,726
Property and equipment, net	1,278,207	1,203,719
Operating lease right-of-use assets, net	69,008	60,577
Goodwill, net	370,331	292,142
Other assets, net	77,977	71,229
Total assets	$3,119,977	$2,985,393

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$630,731	$511,786
Current maturities of long-term debt	−	141,672
Current maturities of finance lease obligations	26,695	26,373
Current maturities of operating lease obligations	12,096	10,196
Trade accounts payable	122,291	110,728
Customer deposits	80,561	74,209
Accrued expenses	131,130	151,830
Total current liabilities	1,003,504	1,026,794
Long-term debt, net of current maturities	334,926	387,982
Finance lease obligations, net of current maturities	89,835	90,740
Operating lease obligations, net of current maturities	57,976	51,155
Other long-term liabilities	26,514	34,246
Deferred income taxes, net	140,473	126,439
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2021 and 2020	−	−
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 43,107,867 Class A shares and 12,398,606 Class B shares outstanding in 2021; and 42,503,925 Class A shares and 12,470,308 Class B shares outstanding in 2020	563	551
Additional paid-in capital	470,750	437,646
Treasury stock, at cost: 339,786 Class A shares and 492,052 Class B shares in 2021; and 10,335 Class A shares and 73,437 Class B shares in 2020	(36,933)	(2,879)
Retained earnings	1,031,582	831,850
Accumulated other comprehensive income	787	869
Total shareholders’ equity	1,466,749	1,268,037
Total liabilities and shareholders’ equity	$3,119,977	$2,985,393

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019

Revenues
New and used commercial vehicle sales	$3,039,953	$2,863,309	$3,757,584
Aftermarket products and services sales	1,793,363	1,600,445	1,762,510
Lease and rental	247,234	236,223	247,549
Finance and insurance	27,964	21,949	24,443
Other	17,628	14,014	17,761
Total revenue	5,126,142	4,735,940	5,809,847
Cost of products sold
New and used commercial vehicle sales	2,736,502	2,641,487	3,480,682
Aftermarket products and services sales	1,109,249	1,016,574	1,097,337
Lease and rental	188,093	202,412	206,200
Total cost of products sold	4,033,844	3,860,473	4,784,219
Gross profit	1,092,298	875,467	1,025,628
Selling, general and administrative	731,340	665,258	753,749
Depreciation and amortization	53,354	57,456	55,372
Gain (loss) on sale of assets	1,432	1,852	(102)
Operating income	309,036	154,605	216,405
Other income	6,417	6,132	1,925
Interest income (expense):
Interest income	657	713	1,680
Interest expense	(2,427)	(9,727)	(30,487)
Total interest expense, net	1,770	9,014	28,807
Income before taxes	313,683	151,723	189,523
Income tax provision	72,268	36,836	47,940
Net income	$241,415	$114,887	$141,583

Earnings per common share
Basic	$4.32	$2.09	$2.57
Diluted	$4.17	$2.04	$2.51

Dividends declared per common share	$0.74	$0.41	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$241,415	$114,887	$141,583
Other comprehensive income net of tax and net of reclassification adjustments:
Change in currency translation	(82)	532	337
Comprehensive income	$241,333	$115,419	$141,920

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income(Loss)	Total
Balance, December 31, 2018	43,065	12,435	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928
Stock options exercised and stock awards	586	–	4	7,585	–	–	–	7,589
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,005	–	–	–	19,005
Vesting of restricted share awards	–	339	2	(2,834)	–	–	–	(2,832)
Issuance of common stock under employee stock purchase plan	175	–	1	3,486	–	–	–	3,487
Common stock repurchases	(1,896)	(414)	–	–	(58,287)	–	–	(58,287)
Cash dividends declared on Class A common stock	–	–	–	–	–	(14,037)	–	(14,037)
Cash dividends declared on Class B common stock	–	–	–	–	–	(4,280)	–	(4,280)
Other comprehensive income	–	–	–	–	–	–	337	337
Net income	–	–	–	–	–	141,583	–	141,583
Balance, December 31, 2019	41,930	12,360	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	1,247	–	10	19,582	–	–	–	19,592
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,356	–	–	–	19,356
Vesting of restricted share awards	–	339	2	(2,459)	–	–	–	(2,457)
Issuance of common stock under employee stock purchase plan	177	–	2	3,900	–	–	–	3,902
Common stock repurchases	(843)	(225)	–	–	(24,807)	–	–	(24,807)
Cancellation of treasury stock	(7)	(4)	72	–	326,057	(326,129)	–	––
Cash dividends declared on Class A common stock	–	–	–	–	–	(17,062)	–	(17,062)
Cash dividends declared on Class B common stock	–	–	–	–	–	(5,399)	–	(5,399)
Other comprehensive income	–	–	–	–	–	–	532	532
Net income	–	–	–	–	–	114,887	–	114,887
Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037
Stock options exercised and stock awards	784	–	8	14,157	–	–	–	14,165
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	22,246	–	–	–	22,246
Vesting of restricted share awards	–	347	3	(7,447)	–	–	–	(7,444)
Issuance of common stock under employee stock purchase plan	149	–	1	4,148	–	–	–	4,149
Common stock repurchases	(329)	(418)	–	–	(34,054)	–	–	(34,054)
Cash dividends declared on Class A common stock	–	–	–	–	–	(31,816)	–	(31,816)
Cash dividends declared on Class B common stock	–	–	–	–	–	(9,867)	–	(9,867)
Other comprehensive loss	–	–	–	–	–	–	(82)	(82)
Net income	–	–	–	–	–	241,415	–	241,415
Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$241,415	$114,887	$141,583
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	169,497	177,347	175,484
(Gain) loss on sale of property and equipment, net	(1,432)	(1,852)	102
Stock-based compensation expense related to employee stock options and employee stock purchases	22,246	19,356	19,005
Provision (benefit) for deferred income tax expense	14,034	(37,858)	22,989
Change in accounts receivable, net	32,312	11,223	19,831
Change in inventories	(33,572)	536,682	81,722
Change in prepaid expenses and other, net	(252)	5,822	(10,237)
Change in trade accounts payable	12,053	(23,336)	2,241
Payments on floor plan notes payable – trade, net	−	(114,958)	(26,579)
Change in customer deposits	2,993	31,514	6,512
Change in accrued expenses	(31,337)	48,974	(12,757)
Other, net	(5,611)	(4,819)	1,376
Net cash provided by operating activities	422,346	762,982	421,272
Cash flows from investing activities:
Acquisition of property and equipment	(167,177)	(136,200)	(293,493)
Proceeds from the sale of property and equipment	3,447	5,783	2,310
Business acquisitions	(269,332)	−	(10,168)
Purchase of equity method investment and call option	−	−	(22,499)
Other	157	2,960	3,394
Net cash used in investing activities	(432,905)	(127,457)	(320,456)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	118,945	(369,592)	(104)
Proceeds from long-term debt	260,336	157,255	210,043
Principal payments on long-term debt	(455,064)	(255,279)	(183,538)
Principal payments on finance lease obligations	(13,774)	(11,192)	(8,331)
Draws on line of credit	−	−	135,000
Payments on line of credit	−	−	(135,000)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	10,870	21,037	8,244
Payments of cash dividends	(41,060)	(22,461)	(18,317)
Common stock repurchased	(33,596)	(24,865)	(58,188)
Debt issuance costs	−	−	(731)
Net cash used in financing activities	(153,343)	(505,097)	(50,922)
Net (decrease) increase in cash and cash equivalents	(163,902)	130,428	49,894
Cash and cash equivalents, beginning of year	312,048	181,620	131,726
Cash and cash equivalents, end of year	$148,146	$312,048	$181,620
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22,224	$38,806	$57,373
Income taxes paid, net	$101,987	$36,364	$42,440
Noncash investing and financing activities:
Assets acquired under finance leases	$29,044	$49,523	$44,904
Guaranty agreement	−	−	$5,025

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

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

Stock Split

On September 15, 2020, the Board of Directors of the Company declared a 3-for-2 stock split of the Company’s Class A common stock and Class B common stock, which was effected in the form of a stock dividend. On October 12, 2020, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-K have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

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

Joint Venture

On January 3, 2022, Cummins Inc. (“Cummins”) and the Company closed on Cummins’ acquisition of a 50% equity interest in Momentum Fuel Technologies from the Company. The joint venture between the Company and Cummins will seek to enhance production of a near-zero emissions natural gas powertrains by manufacturing Cummins-branded natural gas fuel delivery systems for the commercial vehicle market in North America. The joint venture will offer aftermarket support through Rush Truck Centers’ dealerships and Cummins’ distributors that will be able to service both the engine and the fuel delivery system.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of the underlying assets and is amortized over the estimated useful life of such assets. The cost, accumulated depreciation and amortization and estimated useful lives of the Company’s property and equipment are summarized as follows (in thousands):

	2021	2020	Estimated Life (Years)
Land	$156,169	$136,024		–
Buildings and improvements	552,965	495,808	10	–	39
Leasehold improvements	39,665	38,767	2	–	39
Machinery and shop equipment	92,762	87,090	5	–	20
Furniture, fixtures and computers	84,728	81,834	3	–	15
Transportation equipment	103,611	96,319	3	–	15
Lease and rental vehicles	947,318	905,465	1	–	8
Construction in progress	6,664	2,989
Accumulated depreciation and amortization	(705,675)	(640,577)

Total	$1,278,207	$1,203,719

The Company recorded depreciation expense of $148.3 million and amortization expense of $21.2 million for the year ended December 31, 2021, depreciation expense of $157.8 million and amortization expense of $19.5 million for the year ended December 31, 2020, and depreciation expense of $158.7 million and amortization expense of $16.8 million for the year ended December 31, 2019.

As of December 31, 2021, the Company had $108.5 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $43.5 million. The Company recorded depreciation and amortization expense of $116.1 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2021, $119.9 million for the year ended December 31, 2020 and $120.1 million for the year ended December 31, 2019.

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

The annual impairment test was performed in the fourth quarter of 2021. No impairment of goodwill was identified during 2021. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2021 (in thousands):

Balance December 31, 2020	$292,142
Acquisitions During 2021	78,189
Balance December 31, 2021	$370,331

Other Assets

ERP Platform

Total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $5.5 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $1.5 million for the year ended December 31, 2021 and $1.9 million for the year ended December 31, 2020. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.2 million for each of the next four years.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $8.6 million at December 31, 2021 and $7.0 million at December 31, 2020, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of December 31, 2021, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.2 million as of December 31, 2021 and December 31, 2020, and is included in the investment in RTC Canada. As of December 31, 2021, the Company’s investment in RTC Canada is $36.7 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

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

Revenue Recognition Policies

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assesses whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 17 – Revenue of the Notes to Consolidated Financial Statements.

Cost of Sales

For the Company’s new and used commercial vehicle operations, cost of sales consists primarily of the Company’s actual purchase price, plus make-ready expenses, less any applicable manufacturers’ incentives. For the Company’s parts operations, cost of sales consists primarily of the Company’s actual purchase price, less any applicable manufacturers’ incentives. For the Company’s service and collision center operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs, license costs and interest expense considered direct and incremental on the lease and rental fleet owned and leased by the Company. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2021	2020	2019
Expected stock volatility	36.03%	33.11%	31.29%
Weighted-average stock volatility	36.03%	33.11%	31.29%
Expected dividend yield	1.65%	1.20%	1.13%
Risk-free interest rate	1.07%	0.80%	2.45%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$14.77	$6.36	$8.37

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $7.5 million for 2021, $7.9 million for 2020 and $11.5 million for 2019. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 (Internal Use Software), which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $5.5 million as of December 31, 2021, net of accumulated amortization of $13.6 million, and had $7.0 million as of December 31, 2020, net of accumulated amortization of $12.1 million.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed through acquisitions at their estimated fair values as of the date of acquisition. The purchase price allocation for business combinations and asset acquisitions requires the use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business. As a result, during the measurement period, which is not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Income.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional guidance to ease the potential financial reporting burden of the expected market transition away from LIBOR. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met through December 31, 2022. The Company does not expect this standard to have a material effect on its financial position, results of operations and related disclosures.

3.	SUPPLIER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various manufacturers of commercial vehicles and buses (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service commercial vehicles and sell parts from the Manufacturers in the Company’s defined area of responsibility. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Manufacturer	Expiration Dates
Peterbilt	March 2022 through September 2022
International	December 2022 through December 2026
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2024
IC Bus	December 2022 through October 2026

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt commercial vehicles accounted for approximately 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2021, 59.0% of the Company’s new vehicle sales revenue for the year ended December 31, 2020, and 61.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2019.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs as described in Note 7 to these Notes to Consolidated Financial Statements. The Company finances the majority of all new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under the Floor Plan Credit Agreement with BMO Harris. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2021	2020

Trade accounts receivable from sale of vehicles	$37,599	$82,338
Trade receivables other than vehicles	68,884	58,689
Warranty claims	9,290	9,032
Other accounts receivable	26,003	24,027
Less allowance for credit losses	(1,590)	(1,605)

Total	$140,186	$172,481

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2021	2020

New commercial vehicles	$617,225	$563,097
Used commercial vehicles	95,051	56,214
Parts and accessories	290,007	238,195
Other	26,232	16,175
Less allowance	(8,379)	(15,390)

Total	$1,020,136	$858,291

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charge to Costs and Expenses	Net Write- Offs	Balance End of Year

2021
Reserve for parts inventory	$9,315	$3,520	$(5,375)	$7,460
Reserve for commercial vehicle inventory	6,075	(536)	(4,620)	919

2020
Reserve for parts inventory	$7,661	$4,501	$(2,847)	$9,315
Reserve for commercial vehicle inventory	9,602	9,598	(13,125)	6,075

2019
Reserve for accounts receivable	$987	$2,065	$(2,038)	$1,014
Reserve for warranty receivables	429	1,661	(1,680)	410
Reserve for parts inventory	7,050	4,460	(3,849)	7,661
Reserve for commercial vehicle inventory	4,587	12,489	(7,474)	9,602

Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Topic 326, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

Accounts receivable consists primarily of commercial vehicle sales receivables, manufacturers’ receivables and leasing, parts and service sales receivables and other trade receivables. The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. The Company’s assessment of future losses in 2021 considered the impact of the COVID-19 pandemic on forecasted economic trends. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2020	Provision for the Year Ended December 31, 2021	Write offs Against Allowance, net of Recoveries		Balance December 31, 2021

Commercial vehicle receivables	$172	$(96)	$	−	$76
Manufacturers’ receivables	136	1,158		(875)	419
Leasing, parts and service receivables	1,278	1,335		(1,544)	1,069
Other receivables	19	7		−	26
Total	$1,605	$2,404		$(2,419)	$1,590

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

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $1.0 billion and has the interest rate benchmarked to LIBOR, as defined in the agreement. The interest rate under the Company’s Floor Plan Credit Agreement is the one month LIBOR rate plus 1.10%. The effective interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 1.2% as of December 31, 2021. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold. The Company’s Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. On December 31, 2021, the Company had approximately $549.0 million outstanding under its Floor Plan Credit Agreement.

The Company’s weighted average interest rate for floor plan notes payable was 0.42% for the year ended December 31, 2021, and 1.26% for the year ended December 31, 2020, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2021	2020
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$711,358	$613,236
Vehicle sale related accounts receivable	37,599	82,338
Total	$748,957	$695,574

Floor plan notes payable related to vehicles	$630,731	$511,786

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2021; however, $14.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.7 million available for future borrowings as of December 31, 2021.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2021	2020

Variable interest rate term notes	$334,926	$40,975
Fixed interest rate term notes	−	488,679

Total debt	334,926	529,654

Less: current maturities	−	(141,672)

Total long-term debt, net of current maturities	$334,926	$387,982

As of December 31, 2021, long-term debt maturities were as follows (in thousands):

2022	$	−
2023		−
2024		149,902
2025		185,024
2026		−
Thereafter		−
Total		$334,926

On September 14, 2021, the Company entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple secured overnight financing rate (“SOFR”) rate plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. The Company may terminate the commitments at any time. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

On October 1, 2021, the Company entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of the Company’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through the Company’s PacLease franchises. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at the Company’s option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between the Company and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice.

The interest associated with the WF Credit Agreement and the PLC Agreement is recorded in interest expense on the Consolidated Statement of Income. The WF Credit Agreement and the PLC Agreement are general borrowing facilities, whereas prior to the WF Credit Agreement and PLC Agreement, interest expense associated with the Company’s lease and rental fleet was recorded in cost of sales as the borrowings were directly related to each lease and rental vehicle.

The Company’s long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2021, the Company was in compliance with all debt covenants related to debt secured by lease and rental units, its floor plan credit agreements and the WF Credit Agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2021, and 2020. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company adopted Topic 842 on January 1, 2019 and applied the practical expedients permitted, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one month to ten years. Commercial vehicle finance leases have always been reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $33.0 million for the year ended December 31, 2021 and $26.9 million for the year ended December 31, 2020.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2021, the Company guaranteed commercial vehicle residual values of approximately $59.6 million under operating lease and finance lease arrangements.

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

Lease Costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Twelve Months Ended
Component	Classification	December 31, 2021	December 31, 2020
Operating lease cost	SG&A expense	$9,826	$9,986
Operating lease cost	Lease and rental cost of products sold	4,449	4,654
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	19,138	16,791
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	5,749	4,678
Short-term lease cost	SG&A expense	135	66

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$20,024	$19,318
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$13,774	$11,192
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$24,802	$16,545

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2021 are as follows:

Weighted-average remaining lease term	72 months
Weighted-average discount rate	4.4%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2021 are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$31,484	$14,484
2023	25,671	11,955
2024	27,641	12,065
2025	19,734	8,330
2026	14,398	7,435
2027 and beyond	11,745	33,522
Total lease payments	$130,673	$87,791
Less: Imputed interest	(14,143)	(17,719)
Present value of lease liabilities	$116,530	$70,072

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2021 in the amount of $5.4 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of December 31, 2021, are as follows (in thousands):

2022	$126,844
2023	99,774
2024	72,594
2025	43,753
2026	20,264
Thereafter	6,021
Total	$369,250

Rental income during the year ended December 31, 2021, and 2020, consisted of the following (in thousands):

	2021	2020
Minimum rental payments	$214,400	$205,640
Nonlease payments	32,834	30,583
Total	$247,234	$236,223

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 594,717 shares remaining of the 2,700,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company issued 148,999 shares under the Employee Stock Purchase Plan during the year ended December 31, 2021 and 176,807 shares during the year ended December 31, 2020. Of the 7,166 employees eligible to participate, approximately 1,854 elected to participate in the plan as of December 31, 2021.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 750,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock equivalent to a compensation value of $145,000; provided however, that directors may elect to receive up to 40% of the value of such grant in cash. In 2021, three non-employee directors each received a grant of 2,875 shares of the Company’s Class A Common Stock and two non-employee directors each received a grant of 2,013 shares of the Company’s Class A Common Stock and $43,500 cash and one non-employee director received a grant of 1,725 shares of the Company’s Class A Common Stock and $58,000 cash for total compensation equivalent to $145,000 each. One director who was appointed to the Company’s Board of Directors in October of 2021 received 1,350 shares of the Company’s Class A Common Stock, for total compensation equivalent to $72,500. In 2020, three non-employee directors each received a grant of 5,235 shares of the Company’s Class A Common Stock and three non-employee directors each received a grant of 3,141 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 148,152 shares remaining for issuance of the 750,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company granted 15,726 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2021 and 25,128 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2020.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014, May 16, 2017 and again on May 12, 2020, to increase the number of shares available for issuance under the plan to 13,200,000 shares of Class A Common Stock and 4,800,000 shares of Class B Common Stock and to make certain other changes intended to bring the 2007 Incentive Plan into conformance with current best practices.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A Common Stock or 150,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 13,200,000 shares of Class A Common Stock and 4,800,000 shares of Class B Common Stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2021, approximately 2,243,779 shares of Class A Common Stock and 1,308,825 shares of Class B Common Stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units and upon the issuance of restricted stock awards. During the year ended December 31, 2021, the Company granted to employees 498,700 options to purchase Class A Common Stock and 340,650 restricted Class B Common Stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted, but are subject to vesting requirements. During the year ended December 31, 2020, the Company granted to employees 753,600 options to purchase Class A Common Stock and 518,400 restricted Class B Common Stock awards under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $22.2 million for the year ended December 31, 2021, $19.4 million for the year ended December 31, 2020, and $19.0 million for the year ended December 31, 2019. Cash received from options exercised and shares purchased under all share-based payment arrangements was $18.3 million for the year ended December 31, 2021, $23.5 million for the year ended December 31, 2020, and $11.1 million for the year ended December 31, 2019.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2021	4,080,944	$22.01
Granted	498,700	49.47
Exercised	(768,668)	18.43
Forfeited	(6,000)	37.16
Balance of Outstanding Options at December 31, 2021	3,804,976	$26.31	6.3	$111,599,381
Expected to vest after December 31, 2021	2,549,712	$29.93	7.5	$65,546,772
Vested and exercisable at December 31, 2021	1,228,362	$18.54	3.8	$45,572,873

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A Common Stock on December 31, 2021, which was $55.64. The total intrinsic value of options exercised was $23.4 million during the year ended December 31, 2021, $20.8 million during the year ended December 31, 2020, and $8.7 million during the year ended December 31, 2019.

The following table presents a summary of the status of the number of shares underlying the Company’s non-vested stock options as of December 31, 2021, and changes during the year ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2021	2,737,757	$7.95
Granted	498,700	14.77
Vested	(653,843)	7.60
Forfeited	(6,000)	11.07

Non-vested at December 31, 2021	2,576,614	$9.35

The total fair value of vested options was $5.0 million during the year ended December 31, 2021, $4.5 million during the year ended December 31, 2020, and $5.0 million during the year ended December 31, 2019. The weighted-average grant date fair value of options granted was $14.77 per share during the year ended December 31, 2021, $6.36 per share during the year ended December 31, 2020, and $8.37 per share during the year ended December 31, 2019.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2021. The restricted stock awards and previously granted restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards and restricted stock unit awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards at December 31, 2021:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2021	987,728			$24.28
Granted	356,376			44.86
Vested	(499,084)			25.94
Forfeited	(1,200)			44.59
Outstanding non-vested at December 31, 2021	843,820	8.4	$45,540,965	31.97
Expected to vest after December 31, 2021	842,423	8.4	$45,465,553

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards and restricted stock unit awards during the year ended December 31, 2021 was $12.9 million. The weighted-average grant date fair value of stock awards granted was $44.86 per share during the year ended December 31, 2021, $21.98 per share during the year ended December 31, 2020 and $26.91 per share during the year ended December 31, 2019.

As of December 31, 2021, the Company had $9.3 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $9.2 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”) that is available to all employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. Effective June 16, 2020, as part of the Company’s expense reductions due to the Covid-19 pandemic, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service. Effective March 15, 2021, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $8.2 million during the year ended December 31, 2021, $6.0 million during the year ended December 31, 2020 and $9.4 million during the year ended December 31, 2019.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan was amended and restated effective May 18, 2021 in order to bring the plan into conformance with current “best” practices. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $21.3 million on December 31, 2021 and $19.5 million on December 31, 2020. The related cash surrender value of the life insurance contracts was $12.7 million on December 31, 2021 and $11.5 million on December 31, 2020.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2021	2020	2019
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$241,415	$114,887	$141,583
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	55,892	54,866	54,988
Effect of dilutive securities−
Employee and director stock options and restricted share awards	1,986	1,376	1,368
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	57,878	56,242	56,356
Basic earnings per common share	$4.32	$2.09	$2.57
Diluted earnings per common share and common share equivalents	$4.17	$2.04	$2.51

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2021, 2020 and 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2021	2020	2019
Anti-dilutive options – weighted average	437	1,349	1,663

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes:
Domestic	$307,260	$146,055	$188,174
Foreign	6,423	5,668	1,349
Total	313,683	151,723	189,523

Current provision
Federal	$47,475	$67,988	$20,303
State	10,759	6,706	4,648
Total	58,234	74,694	24,951
Deferred provision (benefit)
Federal	13,809	(37,683)	20,925
State	(631)	(1,254)	2,064
Foreign	856	1,079	−
Total	14,034	(37,858)	22,989
Provision (benefit) for income taxes	$72,268	$36,836	$47,940

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income taxes at the federal statutory rate	$65,694	$31,862	$39,530
State income taxes, net of federal benefit	7,874	4,487	5,303
Tax effect of permanent differences	(2,502)	283	1,562
Foreign tax rate differential	(313)	(111)	−
Other, net	1,515	315	1,545
Provision (benefit) for income taxes	$72,268	$36,836	$47,940

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2021	2020
Deferred income tax (assets) liabilities:
Inventory	$(2,704)	$(4,329)
Accounts receivable	(349)	(168)
Finance lease obligations	(27,242)	(27,522)
Finance and operating leases	(16,379)	(13,607)
Stock options	(6,993)	(7,463)
Accrued liabilities	(5,768)	(7,680)
State net operating loss carry forward	(1,438)	(1,101)
State tax credit	(120)	(193)
Other	(2,765)	(3,302)
Difference between book and tax basis- Operating lease assets	16,132	13,444
Difference between book and tax basis- Depreciation and amortization	188,099	178,360
Net deferred income tax liability	$140,473	$126,439

As of December 31, 2021, the Company had approximately $30.8 million in state net operating loss carry forwards that expire from 2021 to 2040, which result in a deferred tax asset of approximately $1.4 million. The Company has evaluated whether its state net operating losses are realizable and has not recorded a valuation allowance against them. The valuation allowance did not change over the prior year ending December 31, 2020.

The Company had unrecognized income tax benefits totaling $4.3 million as a component of accrued liabilities as of December 31, 2021, and $3.3 million at December 31, 2020, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $129,660, $6,150, and $5,220 in interest expense (income). No amounts were accrued for penalties. The Company had approximately $279,000, $150,000 and $144,000 of interest accrued as of December 31, 2021, 2020 and 2019, respectively.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $13.4 million at December 2021. Those earnings are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the distribution of untaxed earnings and profits.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2021, the tax years ended December 31, 2018 through 2021 remained subject to audit by federal tax authorities and the tax years ended December 31, 2017 through 2021, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2021	2020	2019
Unrecognized tax benefits at beginning of period	$3,306	$3,007	$2,389
Gross increases – tax positions in current year	1,512	651	1,188
Reductions due to lapse of statute of limitations	(509)	(352)	(570)
Unrecognized tax benefits at end of period	$4,309	$3,306	$3,007

14.	COMMITMENTS AND CONTINGENCIES:

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

On December 13, 2021, the Company completed the acquisition of certain of the assets of the of Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”) which included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas. The acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers for a purchase price of approximately $205.3 million, excluding the real property associated with the transaction. The Company financed approximately $102.0 million of the purchase price under its floor plan and lease and rental truck financing arrangements and the remainder of the purchase price was paid in cash. In addition, the Company purchased certain real property owned by Summit for a purchase price of approximately $57.0 million, which was paid in cash.

The purchase price allocation has not yet been finalized related to the Summit acquisition as additional information is expected to be obtained that needs to be evaluated by management, that existed at the time of the acquisition related to property and equipment, inventory and valuation of intangible assets. Management has recorded the purchase price allocations based upon acquired company information that is currently available.

The operations of these acquired locations are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Goodwill	$73,710
Franchise rights	1,581
Inventory	76,078
Property and equipment, including real estate	113,161
Customer deposits	(3,359)
Other	1,156

Total	$262,327

The goodwill acquired in the Summit acquisition will be amortized over 15 years for tax purposes.

On November 1, 2021, the Company acquired certain assets of Illinois Truck Centre, Inc., which included real estate and a full-service Hino and Isuzu commercial vehicle dealership in Elk Grove, Illinois. The transaction was valued at approximately $2.7 million, with the purchase price paid in cash. The goodwill acquired in the Illinois Truck Centre, Inc. acquisition, which was valued at $1.0 million, will be amortized over 15 years for tax purposes.

On October 18, 2021, the Company acquired certain assets of Commercial Engine Service, Inc., which included a long-term lease for a commercial vehicle facility in Victorville, California, along with commercial vehicle parts inventory. The transaction was valued at approximately $4.3 million, with the purchase price paid in cash. The goodwill acquired in the Commercial Engine Service, Inc. acquisition, which was valued at $3.5 million, will be amortized over 15 years for tax purposes.

16.	SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2021, 2020 or 2019.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2021, 2020 and 2019 (in thousands):

	Truck	All
	Segment	Other	Totals
2021
Revenues from external customers	$5,109,070	$17,072	$5,126,142
Interest income	657	–	657
Interest expense	2,119	308	2,427
Depreciation and amortization	53,096	258	53,354
Segment operating income	307,394	1,642	309,036
Segment income from continuing operations before taxes	312,350	1,333	313,683
Segment assets	3,068,365	51,612	3,119,977
Goodwill	367,771	2,560	370,331
Expenditures for segment assets	163,624	3,553	167,177

2020
Revenues from external customers	$4,721,058	$14,882	$4,735,940
Interest income	713	–	713
Interest expense	9,444	283	9,727
Depreciation and amortization	57,162	294	57,456
Segment operating income	153,841	764	154,605
Segment income from continuing operations before taxes	151,222	501	151,723
Segment assets	2,939,390	46,003	2,985,393
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	135,956	244	136,200

2019
Revenues from external customers	$5,794,155	$15,692	$5,809,847
Interest income	1,680	–	1,680
Interest expense	30,201	286	30,487
Depreciation and amortization	55,036	336	55,372
Segment operating income (loss)	216,691	(286)	216,405
Segment income from continuing operations before taxes	188,122	1,401	189,523
Segment assets	3,369,517	37,812	3,407,329
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	292,980	513	293,493

17.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (in thousands):

	2021	2020	2019
Commercial vehicle sales revenue	$3,039,953	$2,863,309	$3,757,584
Parts revenue	1,059,382	911,102	993,288
Commercial vehicle repair service revenue	733,981	689,343	769,222
Finance revenue	16,385	12,047	14,618
Insurance revenue	11,579	9,902	9,825
Other revenue	17,628	14,014	17,761
Total	$4,878,908	$4,499,717	$5,562,298

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2021 or December 31, 2020. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Other revenue consist mostly of documentation fees that are charged to customers in connection with the sale of a commercial vehicle and recognized as other revenue when a truck is sold. The Company recognizes the documentation fees at the point in time when the commercial vehicle is delivered to the customer.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows the components of accumulated other comprehensive income (in thousands):

Balance as of December 31, 2020	$869
Foreign currency translation adjustment	(82)
Balance as of December 31, 2021	$787

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar to 1.27 Canadian dollars as of December 31, 2021. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). On December 13, 2021, we consummated our acquisition of certain of the assets of Summit Truck Group, LLC (“Summit”). As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of Summit’s acquired operations, which are included in our consolidated financial statements as of December 31, 2021 and for the period from the acquisition date through December 31, 2021. In accordance with our integration efforts, we plan to incorporate Summit’s acquired operations into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets of Summit’s acquired operations constituted approximately 6.6% of our total assets as of December 31, 2021. Operating results of Summit’s acquired operations comprised approximately 0.3% of our total consolidated revenues and less than 0.02% of our consolidated net income for the year ended December 31, 2021. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summit Truck Group, LLC, which is included in the 2021 consolidated financial statements of the Company and constituted approximately 6.6% of total assets as of December 31, 2021 and approximately 0.3% and 0.0% of total revenues and net income, respectively, for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Summit Truck Group, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

February 24, 2022

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth herein, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2021, and 2020;

Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019;

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and

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

3.3

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

4.1

Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed February 26, 2020 (File No. 000-20797) for the year ended December 31, 2019)

10.1

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.2

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.3+

Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan (Amended and Restated on May 12, 2020) (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 15, 2020)

10.4+

First Amendment to Rush Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.5+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.6+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.7+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.8+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 15, 2020)

10.9+

First Amendment to Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.10+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.11+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.12+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.13+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.14+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.15+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.16+

Rush Enterprises, Inc. Deferred Compensation Plan (Amended and Restated Effective as of May 18, 2021) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.17+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.18+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.19+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.20

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.21

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.22

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.23

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

10.25

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.26

Collateral Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. and the subsidiaries of Rush party thereto as borrowers in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.27

Guaranty Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.28

Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of October 1, 2021 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.29

Promissory Note dated October 1, 2021 issued by Rush Truck Leasing, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.30

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

RUSH ENTERPRISES, INC.

By: /s/ W. M.”RUSTY” RUSH	Date: February 24, 2022
W. M. “Rusty” Rush
President, Chief Executive Officer
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and Chairman of the Board	February 24, 2022
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 24, 2022
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 24, 2022
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	February 24, 2022
James C. Underwood

/s/ RAYMOND J. CHESS	Director	February 24, 2022
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 24, 2022
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 24, 2022
William H. Cary

/s/ ELAINE MENDOZA	Director	February 24, 2022
Elaine Mendoza

/s/ TROY A. CLARKE	Director	February 24, 2022
Troy A. Clarke