Form 10-Q
period 2022-03-31
RUSH ENTERPRISES INC \TX\
filed 2022-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2022.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	42,811,405
Class B Common Stock, $.01 Par Value	12,542,501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,526	$148,146
Accounts receivable, net	186,757	140,186
Inventories, net	1,111,067	1,020,136
Prepaid expenses and other	16,225	15,986
Total current assets	1,523,575	1,324,454
Property and equipment, net	1,265,601	1,278,207
Operating lease right-of-use assets, net	65,674	69,008
Goodwill, net	370,331	370,331
Other assets, net	96,367	77,977
Total assets	$3,321,548	$3,119,977

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$702,209	$630,731
Current maturities of finance lease obligations	26,913	26,695
Current maturities of operating lease obligations	11,988	12,096
Trade accounts payable	171,119	122,291
Customer deposits	71,846	80,561
Accrued expenses	144,627	131,130
Total current liabilities	1,128,702	1,003,504
Long-term debt, net of current maturities	338,426	334,926
Finance lease obligations, net of current maturities	85,522	89,835
Operating lease obligations, net of current maturities	54,780	57,976
Other long-term liabilities	27,587	26,514
Deferred income taxes, net	141,492	140,473
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2022 and 2021	–	−
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 43,093,711 Class A shares and 12,597,341 Class B shares outstanding in 2022; and 43,107,867 Class A shares and 12,398,606 Class B shares outstanding in 2021	568	563
Additional paid-in capital	482,146	470,750
Treasury stock, at cost: 531,969 Class A shares and 596,298 Class B shares in 2022; and 339,786 Class A shares and 492,052 Class B shares in 2021	(52,248)	(36,933)
Retained earnings	1,113,341	1,031,582
Accumulated other comprehensive income	1,232	787
Total shareholders’ equity	1,545,039	1,466,749
Total liabilities and shareholders’ equity	$3,321,548	$3,119,977

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues
New and used commercial vehicle sales	$935,719	$747,719
Aftermarket products and services sales	543,263	415,737
Lease and rental	71,335	58,227
Finance and insurance	7,525	6,465
Other	5,360	3,658
Total revenue	1,563,202	1,231,806
Cost of products sold
New and used commercial vehicle sales	834,993	677,092
Aftermarket products and services sales	334,208	261,842
Lease and rental	48,561	48,058
Total cost of products sold	1,217,762	986,992
Gross profit	345,440	244,814
Selling, general and administrative expense	224,447	174,955
Depreciation and amortization expense	13,674	13,726
Gain on sale of assets	180	92
Operating income	107,499	56,225
Other income	14,064	919
Interest expense, net	1,219	507
Income before taxes	120,344	56,637
Income tax provision	27,891	11,304
Net income	$92,453	$45,333

Earnings per common share:
Basic	$1.65	$0.82
Diluted	$1.60	$0.79

Weighted average shares outstanding:
Basic	55,938	55,567
Diluted	57,912	57,734

Dividends declared per common share	$0.19	$0.18

Comprehensive income	$92,898	$45,588

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749

Stock options exercised and stock awards	112	–	1	2,384	–	–	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793
Vesting of restricted share awards	–	302	3	(7,215)	–	–	–	(7,212)
Issuance of common stock under employee stock purchase plan	66	–	1	2,434	–	–	–	2,435
Common stock repurchases	(192)	(104)	–	–	(15,315)	–	–	(15,315)
Dividend Class A common stock	–	–	–	–	–	(8,189)	–	(8,189)
Dividend Class B common stock	–	–	–	–	–	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445
Net income	–	–	–	–	–	92,453	–	92,453
Balance, March 31, 2022	43,094	12,597	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037

Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	–	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	–	(2,380)
Foreign currency translation adjustment	–	–	–	–	–	–	255	255
Net income	–	–	–	–	–	45,333	–	45,333
Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$92,453	$45,333
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	45,809	42,601
Gain on sale of property and equipment, net	(179)	(92)
Gain on joint venture transaction	(12,500)	–
Stock-based compensation expense related to employee stock options and employee stock purchases	13,793	11,520
Provision for deferred income tax expense	1,019	(8,375)
Change in accounts receivable, net	(58,810)	(14,690)
Change in inventories	(98,292)	(1,797)
Change in prepaid expenses and other, net	(578)	(729)
Change in trade accounts payable	49,656	23,903
Change in customer deposits	(8,715)	(31,243)
Change in accrued expenses	14,574	(25,495)
Other, net	(3,645)	(795)
Net cash provided by operating activities	34,585	40,141

Cash flows from investing activities:
Acquisition of property and equipment	(45,689)	(32,933)
Proceeds from the sale of property and equipment	2,635	136
Business disposition	27,500	–
Other	(736)	638
Net cash used in investing activities	(16,290)	(32,159)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	71,478	38,518
Proceeds from long-term debt	207,500	20,125
Principal payments on long-term debt	(204,000)	(44,669)
Principal payments on finance lease obligations	(3,997)	(2,090)
Proceeds from issuance of shares relating to equity awards	4,823	7,410
Taxes paid related to net share settlement of equity awards	(7,215)	(6,779)
Payments of cash dividends	(11,083)	(9,914)
Common stock repurchased	(14,421)	(6,561)
Net cash provided by (used) in financing activities	43,085	(3,960)
Net increase in cash and cash equivalents	61,380	4,022
Cash and cash equivalents, beginning of period	148,146	312,048

Cash and cash equivalents, end of period	$209,526	$316,070

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,244	$7,262
Income taxes (refund) paid, net	$(14)	$27,552
Noncash investing and financing activities:
Assets acquired under finance leases	$2,672	$10,368

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

COVID-19 Risks and Uncertainties

While the COVID-19 pandemic may not be over, business conditions have improved significantly since the onset of the pandemic in the second quarter of 2020. However, our industry continues to be impacted by supply chain issues generally attributable to the COVID-19 pandemic that are negatively affecting new commercial vehicle production and the availability of aftermarket parts. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration of the COVID-19 pandemic and its effect on global economic trends and the various supply chains serving the commercial vehicle industry.

2 – Other Assets

Equity Method Investments and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of March 31, 2022, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.3 million as of March 31, 2022 and $5.2 million as of December 31, 2021, and is included in the investment in RTC Canada. As of March 31, 2022, the Company’s investment in RTC Canada is $38.7 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

On January 3, 2022, a subsidiary of Cummins, Inc. acquired a 50% equity interest in Natural Gas Fuel Systems, LLC, which previously conducted business as Momentum Fuel Technologies, from the Company for $27.5 million. The $12.5 million gain realized on the transaction is included in Other income on the Consolidated Statements of Income and Comprehensive Income. The Company is accounting for the business as a joint venture and recognizes the investment using the equity method. As of March 31, 2022, the Company’s investment in Natural Gas Fuels Systems, LLC is $14.9 million. The Company’s equity income in Natural Gas Fuels Systems, LLC is included in Other income on the Consolidated Statements of Income.

3 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of March 31, 2022, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$92,453	$45,333
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	55,938	55,567
Effect of dilutive securities– Employee stock options and restricted share awards	1,974	2,167
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	57,912	57,734
Basic earnings per common share	$1.65	$0.82
Diluted earnings per common share and common share equivalents	$1.60	$0.79

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2022 and 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2022	March 31, 2021
Anti-dilutive options – weighted average	502	131

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $13.8 million for the three months ended March 31, 2022, and $11.5 million for the three months ended March 31, 2021.

As of March 31, 2022, the Company had $14.3 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.6 years and $17.0 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.7 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2022, and December 31, 2021. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2022 and 2021 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2022
Revenues from external customers	$1,559,051	$4,151	$1,563,202
Segment operating income	107,320	179	107,499
Segment income before taxes	120,259	85	120,344
Segment assets	3,266,895	54,653	3,321,548

As of and for the three months ended March 31, 2021
Revenues from external customers	$1,228,111	$3,695	$1,231,806
Segment operating income	55,950	275	56,225
Segment income before taxes	56,432	205	56,637
Segment assets	2,958,832	49,591	3,008,423

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $4.3 million as a component of accrued liabilities as of March 31, 2022 and December 31, 2021, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $279,000 accrued for the payment of interest as of March 31, 2022 and December 31, 2021. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2022, the tax years ended December 31, 2018 through 2021 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2017 through 2021, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Commercial vehicle sales revenue	$935,719	$747,719
Parts revenue	330,743	240,436
Commercial vehicle repair service revenue	212,520	175,301
Finance revenue	4,489	3,904
Insurance revenue	3,036	2,561
Other revenue	5,360	3,658
Total	$1,491,867	$1,173,579

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2022. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

10 – Leases

Lease of Vehicles as Lessor

The Company primarily leases commercial vehicles that the Company owns to customers primarily over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle at the end of the lease term.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of March 31, 2022 was $5.6 million, compared to $5.4 million as of December 31, 2021, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three months ended March 31, 2022 and March 31, 2021 consisted of the following (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Minimum rental payments	$61,998	$50,705
Nonlease payments	9,337	7,522
Total	$71,335	$58,227

11 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2021	$787
Foreign currency translation adjustment	445
Balance as of March 31, 2022	$1,232

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar to 1.2505 Canadian dollars as of March 31, 2022. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

12 – Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2021	Provision for the Three Months Ended March 31, 2022	Write offs Against Allowance, net of Recoveries		Balance March 31, 2022

Commercial vehicle receivables	$76	$80	$	−	$156
Manufacturers’ receivables	419	292		(107)	604
Leasing, parts and service receivables	1,069	470		(409)	1,130
Other receivables	26	−		(4)	22
Total	$1,590	$842		$(520)	$1,912

13 – Acquisition

On December 13, 2021, the Company completed the acquisition of certain of the assets of the Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”) which included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas. The acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers for a purchase price of approximately $205.3 million, excluding the real property associated with the transaction. The Company financed approximately $102.0 million of the purchase price under its floor plan and lease and rental truck financing arrangements and the remainder of the purchase price was paid in cash. In addition, the Company purchased certain real property owned by Summit for a purchase price of approximately $57.0 million, which was paid in cash.

The purchase price allocation has not yet been finalized for the Summit acquisition. The Company is currently working with Summit to obtain additional information related to property and equipment, inventory and valuation of intangible assets. Management has recorded the purchase price allocations based upon currently available information about Summit.

The operations of Summit are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Goodwill	$73,710
Franchise rights	1,581
Inventory	76,078
Property and equipment, including real estate	113,161
Customer deposits	(3,359)
Other	1,156

Total	$262,327

The goodwill acquired in the Summit acquisition will be amortized over 15 years for tax purposes.

14 – Subsequent Event

On May 2, 2022, the Company acquired an additional 30% of RTC Canada for approximately $20.0 million, bringing the Company’s total ownership of RTC Canada to 80%.  Prior to acquiring the additional 30%, the Company accounted for the equity interest in RTC Canada using the equity method of accounting.  Going forward, the operating results of RTC Canada will be consolidated in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets from the date of the acquisition.  In addition, the operating results of RTC Canada will also be discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s quarterly and annual reports.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, as well as statements regarding the effects COVID-19 may have on our business and financial results. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”), which currently owns and operates 15 International dealership locations in Ontario, Canada.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems through our joint venture with Cummins and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships to enable us to better serve our customers.

The COVID-19 Pandemic and Its Impact on Our Business

While the COVID-19 pandemic may not be over, business conditions have improved significantly since the onset of the pandemic in the second quarter of 2020. However, our industry continues to be impacted by supply chain issues generally believed to be attributable to the COVID-19 pandemic that are negatively affecting new commercial vehicle production and the availability of aftermarket parts.

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 244,500 units in 2022, which would represent a 7.5% increase compared to 2021. We expect our market share of new Class 8 truck sales to range between 5.8% and 6.1% in 2022. This market share percentage would result in the sale of approximately 14,300 to 15,000 new Class 8 trucks in 2022, based on A.C.T. Research’s current U.S. retail sales estimate of 244,500 units.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 263,200 units in 2022, which would represent a 5.6% increase compared to 2021.  We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.0% and 4.2% in 2022. This market share percentage would result in the sale of approximately 10,500 to 11,000 new Class 4 through 7 commercial vehicles in 2022, based on A.C.T. Research’s current U.S. retail sales estimates of 263,200 units.

We expect to sell approximately 1,700 light-duty vehicles and approximately 7,800 to 8,200 used commercial vehicles in 2022. We expect lease and rental revenue to increase 25% to 30% during 2022, compared to 2021.

We believe our Aftermarket Products and Services revenues will increase 20% to 25% in 2022, compared to 2021.

The above projections for new commercial vehicle sales will depend on our ability to obtain commercial vehicles from the manufacturers we represent based on allocations from the manufacturers and supply chain issues affecting manufacturers. In addition, we are beginning to see elevated fuel prices and lower spot market rates and believe inflation and rising interest rates may begin to negatively impact consumer spending and capital expenditures across a variety of industries we support. We are monitoring these and other economic factors that may impact industry demand moving forward. However, with the ongoing integration of our strategic initiatives into our newly acquired dealership locations, and our continued disciplined approach to expense management, we believe our financial results will continue to be strong in 2022.

In addition, all of the above projections for new commercial vehicle sales, lease and rental revenues and Aftermarket Products and Services revenues include the dealership and Idealease locations that we acquired on December 13, 2021, when we completed the acquisition of certain of the assets of the of Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”), which included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas (the “Summit Acquisition”). The Summit Acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers.

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

Purchase Price Allocation, Intangible Assets and Goodwill

Purchase price allocation for business combinations and asset acquisitions requires the use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We determine whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the single asset or group of assets, as applicable, is not a business. If not, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.

In connection with our business combinations, we recorded certain intangible assets, including franchise rights. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate a single reporting unit, the Truck Segment, the impairment test is performed at that level by comparing the estimated fair value of the reporting unit to the carrying value of the reporting unit. We estimate the fair value of the reporting unit using a "step one" analysis utilizing a fair-value-based approach that uses a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed in the fourth quarter of 2021. No impairment of goodwill was identified during 2021 and no circumstances or events occurred in the first quarter of 2022 that would require a test for impairment.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2022 and 2021.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2022	2021

New and used commercial vehicle sales	59.9%	60.7%
Parts and service sales	34.7	33.8
Lease and rental	4.6	4.7
Finance and insurance	0.5	0.5
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	77.9	80.1
Gross profit	22.1	19.9
Selling, general and administrative	14.4	14.2
Depreciation and amortization	0.8	1.1
Gain on sale of assets	0.0	0.0
Operating income	6.8	4.6
Other income	0.9	0.0
Interest expense, net	0.1	0.0
Income before income taxes	7.7	4.6
Provision for income taxes	1.8	0.9
Net income	5.9%	3.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2022	2021
Gross Profit:
New and used commercial vehicle sales	29.2%	28.9%
Parts and service sales	60.5	62.9
Lease and rental	6.6	4.1
Finance and insurance	2.2	2.6
Other	1.5	1.5
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2022	2021	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,528	2,995	17.8%
New medium-duty vehicles	2,141	2,334	-8.3%
New light-duty vehicles	481	395	21.8%
Total new vehicle unit sales	6,150	5,724	7.4%

Used vehicles	2,395	1,924	24.5%

Vehicle revenues:
New heavy-duty vehicles	$546.1	$450.0	21.4%
New medium-duty vehicles	178.0	188.2	-5.4%
New light-duty vehicles	23.8	18.4	29.3%
Total new vehicle revenue	$747.9	$656.6	13.9%

Used vehicle revenue	$185.7	$88.3	110.3%

Other vehicle revenues:(1)	$2.1	$2.8	-25.0%

Dealership absorption ratio:	136.3%	122.6%	11.4%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 136.3% absorption ratio for the first quarter of 2022, compared to a 122.6% absorption ratio for the first quarter of 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Total revenues increased $331.4 million, or 26.9%, in the first quarter of 2022, compared to the first quarter of 2021. This increase was primarily the result of continued recovery of the national economy, strong demand for new and used commercial vehicle and the Summit Acquisition, which increased revenues across all areas of our business.

Our Aftermarket Products and Services revenues increased $127.5 million, or 30.7%, in the first quarter of 2022, compared to the first quarter of 2021. Our Aftermarket Parts and Services continue to benefit from a strong national economy.

Revenues from sales of new and used commercial vehicles increased $188.0 million, or 25.1%, in the first quarter of 2022, compared to the first quarter of 2021. The strong national economy, which led to historically high freight rates throughout the country, continues to maintain strong demand for commercial vehicles.

We sold 3,528 new Class 8 trucks in the first quarter of 2022, a 17.8% increase compared to 2,995 new Class 8 trucks in the first quarter of 2021. This increase in new Class 8 truck sales was primarily a result of the Summit Acquisition.

We sold 2,141 new Class 4 through 7 commercial vehicles, including 193 buses, in the first quarter of 2022, a 8.3% decrease compared to 2,334 new medium-duty commercial vehicles, including 140 buses, in the first quarter of 2021. Our new Class 4 through 7 commercial vehicle sales were negatively impacted by new commercial vehicle production constraints that affected the manufacturers we represent.

We sold 481 new light-duty vehicles in the first quarter of 2022, a 21.8% increase compared to 395 new light-duty vehicles in the first quarter of 2021. Our light-duty vehicle sales benefited from the increased demand for light-duty vehicles in the U.S.

We sold 2,395 used commercial vehicles in the first quarter of 2022, a 24.5% increase compared to 1,924 used commercial vehicles in the first quarter of 2021. Demand for used commercial vehicles remained strong in the first quarter of 2022. However, the number of used commercial vehicles we will be able to sell in 2022 depends on our ability to acquire quality used commercial vehicle inventory. We believe used truck demand and values will decrease when new truck production increases to a level adequate to meet customer demand; however, we believe demand for used trucks will remain strong throughout 2022.

Commercial vehicle lease and rental revenues increased $13.1 million, or 22.5%, in the first quarter of 2022, compared to the first quarter of 2021. The increase was partly due to increased rental fleet utilization and strong demand for vehicles to lease, which was impacted by the limited supply of new commercial vehicles.

Finance and insurance revenues increased $1.1 million, or 16.4%, in the first quarter of 2022, compared to the first quarter of 2021. The increase in finance and insurance revenues was partially due to sales of finance and insurance products to a higher percentage of new and used commercial vehicle purchasers in the first quarter of 2022. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $1.7 million, or 46.5%, in the first quarter of 2022, compared to the first quarter of 2021. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $100.6 million, or 41.1%, in the first quarter of 2022, compared to the first quarter of 2021. Gross profit as a percentage of sales increased to 22.1% in the first quarter of 2022, from 19.9% in the first quarter of 2021. This increase in gross profit as a percentage of sales is a result of increased gross margins related to new and used commercial vehicle sales and an increase in Aftermarket Products and Services as a percentage of our overall product sales mix.

Gross margins from our Aftermarket Products and Services operations increased to 38.5% in the first quarter of 2022, compared to 37.0% in the first quarter of 2021. This increase is primarily related increases in parts pricing and increases in parts rebates from parts suppliers. Gross profit from our Aftermarket Products and Services operations increased to $209.1 million in the first quarter of 2022, from $153.9 million in the first quarter of 2021. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 62.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2022 and 59.5% in the first quarter of 2021. Service and collision center operations represented 37.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2022 and 40.5% in the first quarter of 2021. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.5% to 38.5% in 2022.

Gross margins on new Class 8 truck sales increased to 9.7% in the first quarter of 2022, from 8.9% in the first quarter of 2021. This increase is primarily due to strong demand for new Class 8 trucks and the mix of purchasers during the first quarter of 2022. In 2022, we expect overall gross margins from new heavy-duty truck sales of approximately 8.0% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.6% in the first quarter of 2022, from 7.1% in the first quarter of 2021. This increase is primarily due to the mix of purchasers during the first quarter of 2022 and strong demand for new Class 4 through 7 commercial vehicles. For 2022, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 15.9% in the first quarter of 2022, from 18.1% in the first quarter of 2021. This decrease is primarily due to a softening in used truck values as new Class 8 vehicle production begins to increase. We expect margins on used commercial vehicles to gradually decrease throughout 2022 as new commercial vehicle production increases and reach their historical range between 8.0% and 10.0% by the end of 2022.

Gross margins from truck lease and rental sales increased to 31.9% in the first quarter of 2022, from 17.5% in the first quarter of 2021. This increase is primarily related to increased rental fleet utilization and changes to the way we finance commercial vehicles for our lease and rental fleet. In September of 2021, we entered into a credit agreement (“the WF Credit Agreement”) with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) that allows us to finance a portion of our Idealease lease and rental fleet through a general borrowing facility. In October of 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PLC, a division of PACCAR Financial Corp. (the “PLC Agreement”) in the amount of $300.0 million to be used in connection with the acquisition of PacLease lease and rental fleet vehicles. The interest associated with the WF Credit Agreement and the PLC Agreement is recorded in interest expense on the Consolidated Statement of Income. Prior to the WF Credit Agreement and the PLC Agreement, interest expense associated with our lease and rental fleet purchases was recorded in cost of sales because each borrowing was directly related to each lease and rental vehicle purchased. This change in the structure of financing of our lease and rental fleet results in increased gross margins from our commercial vehicle lease and rental sales. We expect gross margins from lease and rental sales of approximately 31.0% to 33.0% during 2022. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $49.5 million, or 28.3%, in the first quarter of 2022, compared to the first quarter of 2021. This increase primarily resulted from increased personnel expense and increased selling expense, compared to the first quarter of 2021, and in addition, increased general and administrative expense associated with the Summit Acquisition. SG&A expenses as a percentage of total revenues increased to 14.4% in the first quarter of 2022, from 14.2% in the first quarter of 2021. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.3% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2022, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services revenues. We expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense increased $0.7 million, or 140.4%, in the first quarter of 2022, compared to the first quarter of 2021. This increase in interest expense is a result of the increase in inventory levels compared to 2021. We expect net interest expense in 2022 to increase due to interest related to lease and rental borrowings, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $63.7 million, or 112.5%, in the first quarter of 2022, compared to the first quarter of 2021.

Income Taxes

Income taxes increased $16.6 million, or 146.7%, in the first quarter of 2022, compared to the first quarter of 2021. We provided for taxes at a 23.2% effective rate in the first quarter of 2022 and 20.0% in the first quarter of 2021. The tax rate in the first quarter of 2021 was primarily impacted by the tax benefit related to the gain associated with vesting and exercise of equity awards granted through our long-term incentive plan. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2022.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2022, we had working capital of approximately $394.9 million, including $209.5 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

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

We have a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit on March 31, 2022, however, $14.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.7 million available for future borrowings as of March 31, 2022.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of March 31, 2022, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $170.0 million for our leasing operations during 2022, depending on customer demand, most of which will be financed. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2022.

During the first quarter of 2022, we paid a cash dividend of $11.1 million. Additionally, on April 26, 2022, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B Common Stock, to be paid on June 10, 2022, to all shareholders of record as of May 12, 2022. The total dividend disbursement is estimated at approximately $10.5 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 30, 2021, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2021. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of March 31, 2022, we had repurchased $20.2 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2022, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2022. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $61.4 million during the three months ended March 31, 2022, and increased by $4.0 million during the three months ended March 31, 2021. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2022, operating activities resulted in net cash provided by operations of $34.6 million. Net cash provided by operating activities primarily consisted of $92.5 million in net income adjusted by the gain of $12.5 million related to the joint venture transaction, as well as non-cash adjustments related to depreciation and amortization of $45.8 million, deferred income tax benefit of $1.0 million and stock-based compensation of $13.8 million. Cash provided by operating activities included an aggregate of $101.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash outflows of $58.8 million from the increase in accounts receivable, $98.3 million from the increase in inventory, $8.7 million from the decrease in customer deposits, which were offset by cash inflows of $64.2 million from the net increase in accounts payable and accrued liabilities. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first quarter of 2022, cash used in investing activities totaled $16.3 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures totaled $45.7 million during the first quarter of 2022 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $27.8 million for purchases of rental and lease vehicles for the rental and leasing operations. The cash outflows were offset by the cash inflow of $27.5 million related to Cummins, Inc.’s acquisition of a 50% equity interest in Momentum Fuel Technologies.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2022, financing activities provided $43.1 million in net cash flow. Cash outflows were primarily related to $208.0 million used for principal repayments of long-term debt and finance lease obligations, $14.4 million used for the repurchase of our common stock and $11.1 million used for the payment of cash dividends. These cash outflows were offset by cash inflows related to borrowings of $207.5 million of long-term debt and $71.5 million used for net draws on floor plan (non-trade).

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

On September 14, 2021, we entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On March 31, 2022, we had approximately $153.4 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On March 31, 2022, we had approximately $185.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. Prior to the Floor Plan Credit Agreement, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Fourth Amended and Restated Floor Plan Credit Agreement with BMO Harris and the majority of such financings will continue to occur under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2022, we had approximately $591.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $522.8 million during the three months ended March 31, 2022. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2022, our backlog of commercial vehicle orders was approximately $3,441.4 million, compared to a backlog of commercial vehicle orders of approximately $1,736.0 million on March 31, 2021. This increase in our backlog is primarily due to production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2022, and we expect to fill the majority of our backlog orders during 2022, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog is the largest it has ever been in our Company’s history. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates and fuel prices, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on LIBOR, the WF Credit Agreement is based on SOFR and the PLC Agreement is based on the prime rate. As of March 31, 2022, we had floor plan borrowings and borrowings from WF and PLC in the amount of $1,040.6 million. Assuming an increase or decrease in LIBOR, SOFR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.4 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of March 31, 2022, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2021 Annual Report on Form 10-K (the “2021 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2021 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2022.

A summary of the Company’s stock repurchase activity for the first quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2022	86,995	$54.81	(4)	86,995	$90,299,682
February 1 – February 28, 2022	89,495	49.42	(5)	89,495	85,874,538
March 1 – March 31, 2022	119,939	50.99	(6)	119,939	79,755,289
Total	296,429			296,429

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

On November 30, 2021, we announced the approval of a new stock repurchase program, effective December 2, 2021, authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 47,479 shares of Class A Common Stock at an average price paid per share of $55.39 and 39,516 shares of Class B Common Stock at an average price paid per share of $54.11.
(5)	Represents 65,836 shares of Class A Common Stock at an average price paid per share of $50.01 and 23,659 shares of Class B Common Stock at an average price paid per share of $47.78.
(6)	Represents 78,868 shares of Class A Common Stock at an average price paid per share of $51.99 and 41,071 shares of Class B Common Stock at an average price paid per share of $49.06.

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

RUSH ENTERPRISES, INC.

Date: May 10, 2022	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2022	By:	/S/ STEVEN L. KELLER
Steven L. Keller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)