Form 10-Q
period 2022-06-30
RUSH ENTERPRISES INC \TX\
filed 2022-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2022.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	42,880,529
Class B Common Stock, $.01 Par Value	12,109,484

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(In Thousands, Except Shares)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,694	$148,146
Accounts receivable, net	232,129	140,186
Inventories, net	1,273,969	1,020,136
Prepaid expenses and other	19,959	15,986
Total current assets	1,742,751	1,324,454
Property and equipment, net	1,347,748	1,278,207
Operating lease right-of-use assets, net	106,301	69,008
Goodwill, net	418,270	370,331
Other assets, net	54,299	77,977
Total assets	$3,669,369	$3,119,977

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$851,715	$630,731
Current maturities of finance lease obligations	26,388	26,695
Current maturities of operating lease obligations	15,406	12,096
Trade accounts payable	175,563	122,291
Customer deposits	73,768	80,561
Accrued expenses	156,713	131,130
Total current liabilities	1,299,553	1,003,504
Long-term debt, net of current maturities	401,760	334,926
Finance lease obligations, net of current maturities	82,204	89,835
Operating lease obligations, net of current maturities	92,076	57,976
Other long-term liabilities	19,876	26,514
Deferred income taxes, net	144,589	140,473
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2022 and 2021	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,808,333 Class A shares and 12,266,309 Class B shares outstanding in 2022; and 43,107,867 Class A shares and 12,398,606 Class B shares outstanding in 2021	570	563
Additional paid-in capital	488,170	470,750
Treasury stock, at cost: 979,978 Class A shares and 927,330 Class B shares in 2022; and 339,786 Class A shares and 492,052 Class B shares in 2021	(90,686)	(36,933)
Retained earnings	1,212,919	1,031,582
Accumulated other comprehensive income	64	787
Total Rush Enterprises, Inc. shareholders’ equity	1,611,037	1,466,749
Noncontrolling interest	18,274	–
Total shareholders’ equity	1,629,311	1,466,749
Total liabilities and shareholders’ equity	$3,669,369	$3,119,977

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
New and used commercial vehicle sales	$1,098,255	$797,269	$2,033,974	$1,544,988
Aftermarket products and services sales	598,298	445,526	1,141,561	861,263
Lease and rental sales	80,538	61,396	151,873	119,623
Finance and insurance	7,755	7,407	15,280	13,872
Other	6,395	4,417	11,755	8,075
Total revenue	1,791,241	1,316,015	3,354,443	2,547,821
Cost of products sold
New and used commercial vehicle sales	994,406	719,768	1,829,399	1,396,860
Aftermarket products and services sales	367,284	277,078	701,492	538,920
Lease and rental sales	55,335	48,387	103,896	96,445
Total cost of products sold	1,417,025	1,045,233	2,634,787	2,032,225
Gross profit	374,216	270,782	719,656	515,596
Selling, general and administrative expense	225,327	184,734	449,774	359,689
Depreciation and amortization expense	13,910	13,421	27,584	27,147
Gain on sale of assets	44	164	224	256
Operating income	135,023	72,791	242,522	129,016
Other income	8,333	1,746	22,397	2,665
Interest (income) expense, net	3,168	(212)	4,387	295
Income before taxes	140,188	74,749	260,532	131,386
Income tax provision	29,515	16,705	57,406	28,009
Net income	110,673	58,044	203,126	103,377
Less: Net income attributable to noncontrolling interest	446	–	446	–
Net income attributable to Rush Enterprises, Inc.	$110,227	$58,044	$202,680	$103,377

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.98	$1.04	$3.63	$1.85
Diluted	$1.92	$1.00	$3.52	$1.79

Weighted average shares outstanding:
Basic	55,640	56,009	55,788	55,819
Diluted	57,310	57,956	57,610	57,846

Dividends declared per common share	$0 .19	$0 .18	$0.38	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income	$110,673	$58,044	$203,126	$103,377
Other comprehensive income (loss), net of tax:
Foreign currency translation	(567)	312	(122)	567
Reclassification of currency translation related to equity method accounting	(601)	–	(601)	–
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(1,168)	312	(723)	567
Comprehensive income	$109,505	$58,356	$202,403	$103,944

Comprehensive income attributable to Rush Enterprises, Inc.	109,059	58,356	201,957	103,944
Comprehensive income attributable to noncontrolling interest	446	–	446	–
Comprehensive income	$109,505	$58,356	$202,403	$103,944

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	112	–	1	2,384	–	–	–	2,385	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793	–	13,793
Vesting of restricted share awards	–	302	3	(7,215)	–	–	–	(7,212)	–	(7,212)
Issuance of common stock under employee stock purchase plan	66	–	1	2,434	–	–	–	2,435	–	2,435
Common stock repurchases	(192)	(104)	–	–	(15,315)	–	–	(15,315)	–	(15,315)
Dividend Class A common stock	–	–	–	–	–	(8,189)	––	(8,189)	–	(8,189)
Dividend Class B common stock	–	–	–	–	–	(2,505)	––	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445	–	445
Net income	–	–	–	–	–	92,453	–	92,453	–	92,453
Balance, March 31, 2022	43,094	12,597	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039	–	$1,545,039
Stock options exercised and stock awards	162	–	2	3,244	–	–	–	3,246	–	3,246
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,203	–	–	–	4,203	–	4,203
Vesting of restricted share awards	–	–	–	(1,423)	–	–	–	(1,423)	–	(1,423)
Common stock repurchases	(448)	(331)	–	–	(38,438)	–	–	(38,438)	–	(38,438)
Dividend Class A common stock	–	–	–	–	–	(8,128)	––	(8,128)	–	(8,128)
Dividend Class B common stock	–	–	–	–	–	(2,521)	––	(2,521)	–	(2,521)
Foreign currency translation adjustment	–	–	–	–	–	–	(567)	(567)	–	(567)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	110,227	–	110,227	446	110,673
Balance, June 30, 2022	42,808	12,266	$570	$488,170	$(90,686)	$1,212,919	$64	$1,611,037	$18,274	$1,629,311

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037	–	$1,268,037
Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	––	(7,684)	–	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	––	(2,380)	–	(2,380)
Other comprehensive income	–	–	–	–	–	–	255	255	–	255
Net income	–	–	–	–	–	45,333	–	45,333	–	45,333
Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229	–	$1,309,229
Stock options exercised and stock awards	219	–	2	3,926	–	–	–	3,928	–	3,928
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,683	–	–	–	3,683	–	3,683
Vesting of restricted share awards	–	–	–	(614)	–	–	–	(614)	–	(614)
Common stock repurchases	–	(99)	–	–	(4,223)	–	–	(4,223)	–	(4,223)
Dividend Class A common stock	–	–	–	–	–	(7,735)	––	(7,735)	–	(7,735)
Dividend Class B common stock	–	–	–	–	–	(2,425)	––	(2,425)	–	(2,425)
Other comprehensive income	–	–	–	–	–	–	312	312	–	312
Net income	–	–	–	–	–	58,044	–	58,044	–	58,044
Balance, June 30, 2021	43,104	12,561	$560	$456,785	$(13,585)	$915,003	$1,436	$1,360,199	–	$1,360,199

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$202,680	$103,377
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	95,122	84,891
Gain on sale of property and equipment, net	(224)	(256)
Gain on joint venture transaction	(12,500)	–
Gain on business acquisition	(6,958)	–
Stock-based compensation expense related to employee equity awards and employee stock purchases	17,996	15,203
Deferred income tax expense	4,116	(14,602)
Change in accounts and notes receivable, net	(85,110)	12,046
Change in inventories, net	(193,046)	76,772
Change in prepaid expenses and other, net	(1,922)	(1,255)
Change in trade accounts payable	33,307	12,376
Change in customer deposits	(8,773)	(23,725)
Change in accrued expenses	18,572	(26,243)
Other, net	(5,081)	(881)
Net cash provided by operating activities	58,179	237,703
Cash flows from investing activities:
Acquisition of property and equipment	(107,226)	(84,352)
Proceeds from the sale of property and equipment	2,772	327
Business disposition	27,500	–
Business acquisition, net of cash acquired	(15,051)	–
Other	(2,189)	1,146
Net cash used in investing activities	(94,194)	(82,879)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	190,483	(40,909)
Proceeds from long-term debt	571,302	52,325
Principal payments on long-term debt	(574,165)	(129,221)
Principal payments on finance lease obligations	(8,110)	(6,361)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	8,068	11,339
Taxes paid related to net share settlement of equity awards	(8,637)	(7,394)
Payments of cash dividends	(21,589)	(19,922)
Common stock repurchased	(52,789)	(10,818)
Net cash provided by (used in) financing activities	104,563	(150,961)
Net increase in cash and cash equivalents	68,548	3,863
Cash and cash equivalents, beginning of period	148,146	312,048
Cash and cash equivalents, end of period	$216,694	$315,911
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,964	$13,213
Income taxes, net of refunds	$38,354	$67,766
Noncash activities:
Assets acquired under finance leases	$5,749	$15,019

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

COVID-19 Risks and Uncertainties

While business conditions have improved significantly since the onset of the COVID-19 pandemic in the second quarter of 2020, our industry continues to be impacted by supply chain issues generally attributable to the COVID-19 pandemic that are negatively affecting new commercial vehicle production and the availability of aftermarket parts. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration of the COVID-19 pandemic and its effect on global economic trends and the various supply chains serving the commercial vehicle industry.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency. Results of operations for RTC Canada are translated to USD using the average exchange rate on a monthly basis during the quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss).

2 – Other Assets

Equity Method Investment

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada.  Prior to acquiring an additional 30% equity interest on May 2, 2022, for approximately $20.0 million, the Company accounted for the equity interest in RTC Canada using the equity method of accounting.  Now that the Company owns an 80% equity interest in RTC Canada, the operating results of RTC Canada are consolidated in the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income and the Consolidated Balance Sheets, as of May 2, 2022.  See Note 13 – Acquisitions in the Notes to the Financial Statements for further discussion.

On January 3, 2022, a subsidiary of Cummins, Inc. acquired a 50% equity interest in Natural Gas Fuel Systems, LLC, which previously conducted business as Momentum Fuel Technologies, from the Company for $27.5 million.  The $12.5 million gain realized on the transaction is included in Other income on the Consolidated Statements of Income.  The Company is accounting for the business as a joint venture and recognizes the investment using the equity method.  As of June 30, 2022, the Company’s investment in Natural Gas Fuels Systems, LLC was $14.8 million. The Company’s equity income in Natural Gas Fuels Systems, LLC is included in the line item Other income on the Consolidated Statements of Income.

3 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of June 30, 2022, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$110,227	$58,044	$202,680	$103,377
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	55,640	56,009	55,788	55,819
Effect of dilutive securities–
Employee stock options and restricted stock awards	1,670	1,947	1,822	2,027
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	57,310	57,956	57,610	57,846
Basic earnings per common share	$1.98	$1.04	$3.63	$1.85
Diluted earnings per common share and common share equivalents	$1.92	$1.00	$3.52	$1.79

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2022, and 2021, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average anti-dilutive stock options	1,020	626	761	379

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $4.2 million for the three months ended June 30, 2022, and $3.7 million for the three months ended June 30, 2021. Stock-based compensation expense, included in selling, general and administrative expense, was $18.0 million for the six months ended June 30, 2022, and was $15.2 million for the six months ended June 30, 2021.

As of June 30, 2022, the Company had $13.0 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $15.0 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2022, and December 31, 2021. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

7 – Segment Information

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships throughout the United States and Ontario, Canada that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and collision center facilities; and financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2022 and 2021 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2022
Revenues from external customers	$1,786,927	$4,314	$1,791,241
Segment operating income	134,506	517	135,023
Segment income before taxes	139,765	423	140,188
Segment assets	3,615,745	53,624	3,669,369

For the six months ended June 30, 2022
Revenues from external customers	$3,345,979	$8,464	$3,354,443
Segment operating income	241,826	696	242,522
Segment income before taxes	260,023	509	260,532

As of and for the three months ended June 30, 2021
Revenues from external customers	$1,311,678	$4,337	$1,316,015
Segment operating income	72,163	628	72,791
Segment income before taxes	74,191	558	74,749
Segment assets	2,863,087	49,037	2,912,124

For the six months ended June 30, 2021
Revenues from external customers	$2,539,790	$8,031	$2,547,821
Segment operating income	128,113	903	129,016
Segment income before taxes	130,623	763	131,386

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $4.3 million as a component of accrued liabilities as of June 30, 2022 and December 31, 2021, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $279,000 accrued for the payment of interest as of June 30, 2022 and December 31, 2021. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2022, the tax years ended December 31, 2018 through 2021 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2017 through 2021, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Commercial vehicle sales revenue	$1,098,255	$797,269	$2,033,974	$1,544,988
Parts revenue	361,562	263,491	692,304	503,927
Commercial vehicle repair service revenue	236,736	182,035	449,257	357,336
Finance revenue	4,578	4,549	9,067	8,453
Insurance revenue	3,177	2,858	6,213	5,419
Other revenue	6,395	4,417	11,755	8,075
Total	$1,710,703	$1,254,619	$3,202,570	$2,428,198

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2022 or December 31, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

10 – Leases

Lease of Vehicles as Lessor

The Company primarily leases commercial vehicles that it owns to customers over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle at the end of the lease term.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement.  The receivable for sales-type leases as of June 30, 2022 was $5.5 million, compared to $5.4 million as of December 31, 2021, and is reflected in the line item Other assets on the Consolidated Balance Sheet.

Lease and rental income during the three and six months ended June 30, 2022 and June 30, 2021 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Minimum rental payments	$70,652	$52,947	$132,650	$103,652
Nonlease payments	9,886	8,449	19,223	15,971
Total	$80,538	$61,396	$151,873	$119,623

11 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2021	$787
Foreign currency translation adjustment	445
Balance as of March 31, 2022	$1,232
Reclassification of currency translation related to equity method of RTC Canada	(601)
Foreign currency translation adjustment	(567)
Balance as of June 30, 2022	$64

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency.  Results of operations of RTC Canada are translated in USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss.

The Company reclassified the foreign currency translation adjustment related to its previously held equity investment in RTC Canada into net income upon its acquisition of a majority equity interest according to ASC 830-30, Foreign Currency Matters.

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

Accounts receivable consists primarily of commercial vehicle sales receivables, manufacturers’ receivables, leasing and rental receivables, parts and service receivables and other trade receivables. The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2021	Provision for the Six Months Ended June 30, 2022	Write offs Against Allowance, net of Recoveries		Balance June 30, 2022

Commercial vehicle receivables	$76	$53	$	−	$129
Manufacturers’ receivables	419	756		(552)	623
Leasing, parts and service receivables	1,069	1,091		(798)	1,362
Other receivables	26	−		(3)	23
Total	$1,590	$1,900		$(1,353)	$2,137

13 – Acquisitions

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

The purchase price allocation has not yet been finalized for the Summit acquisition. The Company is currently working with Summit to obtain additional information that existed at the time of the acquisition related to property and equipment, inventory and valuation of intangible assets. Management has recorded the purchase price allocations based upon currently available information about Summit.

The operations of Summit are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Goodwill	$73,710
Franchise rights	1,581
Inventory	72,773
Property and equipment, including real estate	113,306
Other	882

Total	$262,252

The goodwill of $73.7 million for the Summit acquisition is primarily attributable to the synergies expected to arise after the acquisition. The goodwill acquired in the Summit acquisition will be amortized over 15 years for tax purposes.

On May 2, 2022, the Company completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in an 80% controlling interest in RTC Canada.  The acquisition was accounted for as an acquisition achieved in stages under ASC 805, Business Combinations.  The acquisition-date fair value of the previous 50% equity interest was $44.7 million, resulting in a gain of $7.0 million included in the line item Other income (expense) on the Consolidated Statements of Income.  The Company also recognized a reversal of deferred tax liabilities of $2.2 million and $0.6 million related to reclassification of the foreign currency translation adjustment related to the remeasurement of the Company’s previous equity method investment in RTC Canada.

As of May 2, 2022, the Company established a noncontrolling interest related to the minority holders.  The fair value of the 20% noncontrolling interest in RTC Canada is estimated to be $17.8 million. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach. Since RTC Canada is a private company, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The fair value estimates are based on: (i) a discount rate of 11%; (ii) a terminal value based on a long-term sustainable growth rate of 3%; (iii) financial multiples of companies in the same industry as RTC Canada; and (iv) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in RTC Canada.

The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Cash	$4,310
Accounts receivable	19,072
Inventory	56,255
Property and equipment, including real estate	80,337
Floor plan notes payable	(30,501)
Trade payables	(19,978)
Customer deposits	(1,980)
Accrued liabilities	(7,875)
Notes payable	(69,545)
Goodwill	47,939
Other	3,422
Equity investment in RTC Canada	(37,309)
Noncontrolling interest	(17,828)
Gain on equity method investment	(6,958)

Total	$19,361

The purchase price allocation has not yet been finalized. The Company is currently working with RTC Canada to obtain additional information that existed at the time of the acquisition related to property and equipment, inventory and valuation of intangible assets.  Management has recorded the purchase price allocations based upon currently available information about RTC Canada. The goodwill of $47.9 million for the RTC Canada acquisition is primarily attributable to the synergies expected to arise after obtaining a controlling interest in the entity.

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Now that the Company owns an 80% equity interest, operations of RTC Canada are included in the accompanying consolidated financial statements as of May 2, 2022.

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus and Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada.  Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states.  In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”) and on May 2, 2022, we purchased an additional 30% equity interest in RTC Canada that increased our equity interest to 80%.  RTC Canada currently owns and operates 15 International dealership locations in Ontario.  Prior to acquiring the additional 30%, we accounted for the equity interest in RTC Canada using the equity method of accounting.  Now, the operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data as of May 2, 2022.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems through our joint venture with Cummins and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships in our existing areas of operation to enable us to better serve our customers.

The COVID-19 Pandemic and Its Impact on Our Business

While business conditions have improved significantly since the onset of the Covid-19 pandemic in the second quarter of 2020, our industry continues to be impacted by supply chain issues generally believed to be attributable to the COVID-19 pandemic that are negatively affecting new commercial vehicle production and the availability of aftermarket parts.

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 253,100 units in 2022, which would represent an 11.3% increase compared to 2021. We expect our U.S. market share of new Class 8 truck sales to range between 6.1% and 6.4% in 2022. This market share percentage would result in the sale of approximately 15,500 to 16,200 new Class 8 trucks in 2022. We expect to sell approximately 350 to 380 additional new Class 8 trucks in Canada in the third and fourth quarters of 2022.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 230,500 units in 2022, which would represent a 7.7% decrease compared to 2021.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.6% and 4.8% in 2022. This market share percentage would result in the sale of approximately 10,500 to 11,000 new Class 4 through 7 commercial vehicles in 2022. We expect to sell approximately 120 to 130 additional new Class 5 through 7 commercial vehicles in Canada in the third and fourth quarters of 2022.

We expect to sell approximately 1,700 light-duty vehicles and approximately 7,000 to 7,500 used commercial vehicles in 2022. We expect lease and rental revenue to increase 28% to 32% during 2022, compared to 2021.

We believe our Aftermarket Products and Services revenues will increase 25% to 30% in 2022, compared to 2021.

The above projections for new commercial vehicle sales will depend on our ability to obtain commercial vehicles from the manufacturers we represent and such projections could be negatively impacted by manufacturer allocation decisions and supply chain issues affecting manufacturers’ production.  In addition, we are monitoring inflation and rising interest rates, which may negatively impact consumer spending and capital expenditures across a variety of industries we support.

All of the above projections for new commercial vehicle sales, lease and rental revenues and Aftermarket Products and Services revenues include the dealership and Idealease locations that we acquired on December 13, 2021, when we completed the acquisition of certain of the assets of the of Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”). In addition, all of the above projections for new commercial vehicle sales, lease and rental revenues and Aftermarket Products and Services revenues include RTC Canada.

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

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate a single reporting unit, the Truck Segment, the impairment test is performed at that level by comparing the estimated fair value of the reporting unit to the carrying value of the reporting unit. We estimate the fair value of the reporting unit using a "step one" analysis utilizing a fair-value-based approach that uses a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed in the fourth quarter of 2021. No impairment of goodwill was identified during 2021 and no circumstances or events occurred in the first six months of 2022 that would require a test for impairment.

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

Foreign Currency Transactions

The functional currency of our foreign subsidiary, RTC Canada, is its local currency.  Results of operations for RTC Canada are translated in USD using the average exchange rate on a monthly basis during the quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of our Consolidated Statements of Shareholders’ Equity in the line item Accumulated other comprehensive income.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2022 and 2021.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
New and used commercial vehicle sales	61.3%	60.6%	60.6%	60.6%
Aftermarket products and services sales	33.4	33.8	34.0	33.8
Lease and rental sales	4.5	4.7	4.5	4.7
Finance and insurance	0.4	0.6	0.5	0.6
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.1	79.4	78.5	79.8
Gross profit	20.9	20.6	21.5	20.2
Selling, general and administrative	12.6	14.0	13.4	14.1
Depreciation and amortization	0.8	1.0	0.8	1.1
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	7.5	5.6	7.3	5.0
Other income	0.5	0.0	0.7	0.1
Interest (income) expense, net	0.2	0.0	0.2	0.0
Income before income taxes	7.8	5.6	7.8	5.1
Provision for income taxes	1.7	1.2	1.7	1.1
Net income	6.1	4.4	6.1	4.0
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	6.1%	4.4%	6.1%	4.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross Profit:
New and used commercial vehicle sales	27.8%	28.6%	28.4%	28.7%
Aftermarket products and services sales	61.7	62.2	61.2	62.5
Lease and rental sales	6.7	4.8	6.7	4.5
Finance and insurance	2.1	2.8	2.1	2.7
Other	1.7	1.6	1.6	1.6
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,168	2,954	41.1%	7,696	5,949	29.4%
New medium-duty vehicles	2,815	2,825	-0.4%	4,956	5,159	-3.9%
New light-duty vehicles	408	472	-13.6%	889	867	2.5%
Total new vehicle unit sales	7,391	6,251	18.2%	13,541	11,975	13.1%
Used vehicles	1,629	2,094	-22.2%	4,024	4,018	0.1%
Vehicle revenue:
New heavy-duty vehicles	$691.2	$434.9	58.9%	$1,237.4	$884.9	39.8%
New medium-duty vehicles	240.3	226.2	6.2%	418.3	414.4	0.9%
New light-duty vehicles	20.2	21.4	-5.7%	44.0	39.8	10.5%
Total new vehicle revenue	$951.7	$682.5	39.4%	$1,699.7	$1,339.1	26.9%
Used vehicle revenue	$142.5	$112.6	26.6%	$328.1	$200.9	63.3%
Other vehicle revenue:(1)	$4.1	$2.2	87.7%	$6.2	$5.0	24.9%
Dealership absorption ratio:	136.4%	129.1%	5.7%	136.8%	125.9%	8.7%

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 136.4% absorption ratio for the second quarter of 2022 and a 129.1% absorption ratio for the second quarter of 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

Total revenues increased $475.2 million, or 36.1%, in the second quarter of 2022, compared to the second quarter of 2021.  This increase was primarily the result of strong freight demand which continues to drive strong demand for new and used commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results, which increased revenues across all areas of our business.

Our Aftermarket Products and Services revenues increased $152.8 million, or 34.3%, in the second quarter of 2022, compared to the second quarter of 2021. The increase in Aftermarket Parts and Services revenues was primarily a result of strong demand, in addition to the Summit acquisition and the consolidation of RTC Canada into our operating results.

Revenues from sales of new and used commercial vehicles increased $301.0 million, or 37.8%, in the second quarter of 2022, compared to the second quarter of 2021. The increase in commercial vehicle revenues was primarily a result of strong demand, in addition to the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 4,168 new Class 8 trucks in the second quarter of 2022, a 41.1% increase compared to 2,954 new Class 8 trucks in the second quarter of 2021.  This increase in new Class 8 truck sales was primarily a result of strong demand for new commercial vehicles and the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 2,815 new Class 4 through 7 commercial vehicles, including 279 buses, in the second quarter of 2022, a 0.4% decrease compared to 2,825 new medium-duty commercial vehicles, including 230 buses, in the second quarter of 2021. Our new Class 4 through 7 commercial vehicle sales were negatively impacted by new commercial vehicle production constraints that affected the manufacturers we represent.

We sold 408 light-duty vehicles in the second quarter of 2022, a 13.6% decrease compared to 472 light-duty vehicles sold in the second quarter of 2021.

We sold 1,629 used commercial vehicles in the second quarter of 2022, a 22.2% decrease compared to 2,094 used commercial vehicles sold in the second quarter of 2021.  We believe used commercial vehicle demand and values will decrease as new commercial vehicle production increases to a level adequate to meet customer demand; however, we believe demand for used trucks will remain strong throughout 2022.

Commercial vehicle lease and rental revenues increased $19.1 million, or 31.2%, in the second quarter of 2022, compared to the second quarter of 2021.  This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for rental commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues increased $0.3 million, or 4.7%, in the second quarter of 2022, compared to the second quarter of 2021.  The increase in finance and insurance revenues was primarily due to sales of finance and insurance products to a higher percentage of new and used commercial vehicle purchasers in the second quarter of 2022. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $103.4 million, or 38.2%, in the second quarter of 2022, compared to the second quarter of 2021.  This increase in gross profit is primarily due to strong demand for commercial vehicles and aftermarket services, the Summit acquisition and the consolidation of RTC Canada into our operating results.  Gross profit as a percentage of sales increased to 20.9% in the second quarter of 2022, from 20.6% in the second quarter of 2021.

Gross margins from our Aftermarket Products and Services operations increased to 38.6% in the second quarter of 2022, from 37.8% in the second quarter of 2021.  Gross profit from our Aftermarket Products and Services operations increased to $231.0 million in the second quarter of 2022, from $168.4 million in the second quarter of 2021.  This increase in gross profit from our Aftermarket Products and Services operations is primarily due to increases in parts pricing, increases in parts rebates from our parts suppliers, the Summit acquisition and the consolidation of RTC Canada into our operating results.  Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 63.6% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2022 and 61.0% in the second quarter of 2021. Service and collision center operations represented 36.4% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2022 and 39.0% in the second quarter of 2021.  We expect blended gross margins on Aftermarket Products and Services operations to range from 38.0% to 39.0% in 2022.

Gross margins on new Class 8 truck sales increased to 9.9% in the second quarter of 2022, from 9.1% in the second quarter of 2021. This increase is primarily due to strong demand for new Class 8 trucks and the mix of purchasers during the second quarter of 2022. In 2022, we expect overall gross margins from new heavy-duty truck sales of approximately 8.8% to 9.8%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.3% in the second quarter of 2022, from 7.4% in the second quarter of 2021. This decrease is primarily due to the mix of purchasers during the second quarter of 2022. For 2022, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.6% in the second quarter of 2022, from 17.4% in the second quarter of 2021. This decrease is primarily due to a softening in used truck values as new Class 8 vehicle production begins to increase. We expect margins on used commercial vehicles to gradually decrease throughout 2022 as new commercial vehicle production increases and reach their historical range between 8.0% and 10.0% by the end of 2022.

Gross margins from truck lease and rental sales increased to 31.3% in the second quarter of 2022, from 21.2% in the second quarter of 2021. This increase is primarily related to increased rental fleet utilization and changes to the way we finance commercial vehicles for our lease and rental fleet. In September of 2021, we entered into a credit agreement (“the WF Credit Agreement”) with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) that allows us to finance a portion of our Idealease lease and rental fleet through a general borrowing facility. In October of 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PLC, a division of PACCAR Financial Corp. (the “PLC Agreement”) in the amount of $300.0 million to be used in connection with the acquisition of PacLease lease and rental fleet vehicles. The interest associated with the WF Credit Agreement and the PLC Agreement is recorded in interest expense on the Consolidated Statements of Income. Prior to the WF Credit Agreement and the PLC Agreement, interest expense associated with our lease and rental fleet purchases was recorded in cost of sales because each borrowing was directly related to each lease and rental vehicle purchased. This change in the structure of financing of our lease and rental fleet results in increased gross margins from our commercial vehicle lease and rental sales. We expect gross margins from lease and rental sales of approximately 31.0% to 33.0% during 2022. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $40.6 million, or 22.0%, in the second quarter of 2022, compared to the second quarter of 2021. This increase primarily resulted from increased general and administrative expense associated with the Summit acquisition and consolidation of RTC Canada into our operating results.  SG&A expenses as a percentage of total revenues decreased to 12.6% in the second quarter of 2022, from 14.0% in the second quarter of 2021.  Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.3% over the last five years.  In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range.  For 2022, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services revenues.  We expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest (Income) Expense, Net

Net interest (income) expense increased $3.4 million, or 1,594.3%, in the second quarter of 2022, compared to the second quarter of 2021. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2021. We expect net interest expense in 2022 to increase due to interest related to lease and rental borrowings, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $65.4 million, or 87.5%, in the second quarter of 2022, compared to the second quarter of 2021.

Income Taxes

Income taxes increased $12.8 million, or 76.7%, in the second quarter of 2022, compared to the second quarter of 2021. We provided for taxes at a 21.1% effective rate in the second quarter of 2022 and 22.3% in the second quarter of 2021. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2022.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021.”

Total revenues increased $806.6 million, or 31.7%, in the first six months of 2022, compared to the first six months of 2021. Sales of new and used commercial vehicles increased $489.0 million, or 31.6%, in the first six months of 2022, compared to the first six months of 2021.

Aftermarket Products and Services revenues increased $280.3 million, or 32.5%, in the first six months of 2022, compared to the first six months of 2021.

We sold 7,696 new Class 8 heavy-duty trucks in the first six months of 2022, a 29.4% increase compared to 5,949 new Class 8 heavy-duty trucks in the first six months of 2021. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 1.0% in the first six months of 2022, compared to the first six months of 2021.

We sold 4,956 new Class 4 through 7 medium-duty commercial vehicles, including 504 buses, in the first six months of 2022. This represented a 3.9% decrease compared to 5,159 new Class 4 through 7 medium-duty commercial vehicles, including 370 buses, in the first six months of 2021. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. decreased approximately 11.3% in the first six months of 2022, compared to the first six months of 2021.

We sold 889 new light-duty vehicles in the first six months of 2022, a 2.5% increase compared to 867 new light-duty vehicles sold in the first six months of 2021.

We sold 4,024 used commercial vehicles in the first six months of 2022, a 0.1% increase compared to 4,018 used commercial vehicles in the first six months of 2021.

Truck lease and rental revenues increased $32.3 million, or 27.0%, in the first six months of 2022, compared to the first six months of 2021.

Finance and insurance revenues increased $1.4 million, or 10.1%, in the first six months of 2022, compared to the first six months of 2021.

Gross Profit

Gross profit increased $204.1 million, or 39.6%, in the first six months of 2022, compared to the first six months of 2021. Gross profit as a percentage of sales was 21.5% in the first six months of 2022 and 20.2% in the first six months of 2021.

Gross margins from Aftermarket Products and Services operations increased to 38.5% in the first six months of 2022, from 37.4% in the first six months of 2021. Gross profit for Aftermarket Products and Services was $440.1 million in the first six months of 2022, compared to $322.3 million in the first six months of 2021. Gross profit from parts sales represented 63.1% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2022 and 60.0% in the first six months of 2021. Service and collision center operations represented 36.9% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2022 and 40.0% in the first six months of 2021.

Gross margins on new Class 8 heavy-duty truck sales increased to 9.8% in the first six months of 2022, from 9.0% in the first six months of 2021.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 7.8% in the first six months of 2022, from 7.3% in the first six months of 2021.

Gross margins on used commercial vehicle sales decreased to 13.6% in the first six months of 2022, from 17.7% in the first six months of 2021.

Gross margins from truck lease and rental sales increased to 31.6% in the first six months of 2022, from 19.4% in the first six months of 2021.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $90.1 million, or 25.0%, in the first six months of 2022, compared to the first six months of 2021. SG&A expenses equaled 13.4% of total revenue in the first six months of 2022, compared to 14.1% in the first six months of 2021.

Interest (Income) Expense, Net

Net interest expense increased $4.1 million, or 1,387.1%, in the first six months of 2022, compared to the first six months of 2021.

Income before Income Taxes

Income before income taxes increased $129.1 million, or 98.3%, in the first six months of 2022, compared to the first six months of 2021.

Provision for Income Taxes

Income taxes increased $29.4 million, or 105.0%, in the first six months of 2022, compared to the first six months of 2021. We provided for taxes at a 22.0% rate in the first six months of 2022 and a 21.3% rate in the first six months of 2021.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2022, we had working capital of approximately $443.2 million, including $216.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) and the WF Credit Agreement. The resulting interest earned on the Floor Plan Credit Agreement is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit on June 30, 2022, however, $14.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.7 million available for future borrowings as of June 30, 2022.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of June 30, 2022, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

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

During the second quarter of 2022, we paid a cash dividend of $10.5 million. Additionally, on July 26, 2022, our Board of Directors declared a cash dividend of $0.21 per share of Class A and Class B Common Stock, to be paid on September 12, 2022, to all shareholders of record as of August 12, 2022. The total dividend disbursement is estimated at approximately $11.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 30, 2021, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.  In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2021.  Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt.  As of June 30, 2022, we had repurchased $58.7 million of our shares of common stock under the current stock repurchase program.  The current stock repurchase program expires on December 31, 2022, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2022. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $68.5 million during the six months ended June 30, 2022 and increased by $3.9 million during the six months ended June 30, 2021. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2022, operating activities resulted in net cash provided by operations of $58.2 million. Net cash provided by operating activities primarily consisted of $202.7 million in net income, as well as non-cash adjustments related to depreciation and amortization of $95.1 million, stock-based compensation of $18.0 million and the benefit for deferred income tax expense of $4.1 million. Cash provided by operating activities included an aggregate of $236.9 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $33.3 million from the increase in accounts payable and $18.6 million from the increase in accrued liabilities, which was offset by cash outflows of $85.1 million from the increase in accounts receivable, $193.0 million from the increase in inventories, $1.9 million from the increase in other assets, and $8.8 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first six months of 2022, cash used in investing activities was $94.2 million.  Cash flows used in investing activities consist primarily of cash used for capital expenditures and the purchase of the additional 30% equity interest in RTC Canada.  Capital expenditures were $107.2 million during the first six months of 2021 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities.  Property and equipment purchases during the first six months of 2021 included $71.4 million for additional units for the rental and leasing operations, the majority of which were directly offset by borrowings of long-term debt.  Additionally, during the first six months of 2022, cash outflows consisted of $15.1 million related to the acquisition of the additional 30% equity interest in RTC Canada.  The cash outflows were offset by the cash inflow of $27.5 million related to Cummins, Inc.’s acquisition of a 50% equity interest in Momentum Fuel Technologies.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2022, financing activities resulted in net cash used in financing of $104.6 million, primarily related to cash inflows of $8.1 million from the issuance of shares related to equity compensation plans, $190.5 million from net draws on floor plan notes payable, non-trade and borrowings of $571.3 million of long-term debt. These cash inflows were offset by $582.3 million used for principal repayments of long-term debt and capital lease obligations, $8.6 million for taxes related to net share settlement of equity awards, $52.8 million used for repurchases of common stock and $21.6 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

On September 14, 2021, we entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On June 30, 2022, we had approximately $150.1 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On June 30, 2022, we had approximately $185.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. Prior to the Floor Plan Credit Agreement, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Fourth Amended and Restated Floor Plan Credit Agreement with BMO Harris and the majority of such financings will continue to occur under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2022, we had approximately $724.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $574.6 million during the three months ended June 30, 2022. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Agreement, BMO agreed to make up to $140.0 million of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise. Advances under the RTC Canada Revolving Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Dollar Offered Rate (CDOR), plus 1.35%. The RTC Canada Revolving Agreement expires September 14, 2026. On June 30, 2022, we had approximately $66.6 million outstanding under the RTC Canada Revolving Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with BMO. Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Dollar Offered Rate (CDOR), plus 0.90% and in the case of an advance required to be made in USD dollars, at the London Interbank Offered Rate (LIBOR), plus 1.10%. The RTC Canada Floor Plan Agreement expires September 14, 2026.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  This interest-free period is generally 15 to 60 days.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2022, our backlog of commercial vehicle orders was approximately $3,682.9 million, as compared to a backlog of commercial vehicle orders of approximately $2,258.9 million on June 30, 2021.  This increase in our backlog is primarily due to the Summit acquisition and the consolidation of RTC Canada into our operating results, in addition to production constraints experienced by the manufacturers we represent.  Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle.  We include only confirmed orders in our backlog.  However, such orders are subject to cancellation.  In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered.  We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory.   Orders from a number of our major fleet customers are included in our backlog as of June 30, 2022, and we expect to fill the majority of our backlog orders during 2022 and the first quarter of 2023, assuming that the manufacturers we represent can meet their current production schedule.  Our current backlog is the largest it has ever been in our Company’s history.  Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates and fuel prices, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In addition, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles; two additional states have since signed. Five of the states that signed are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales.  Our floor plan debt is based on LIBOR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CDOR and the PLC Agreement is based on the prime rate.  As of June 30, 2022, we had floor plan borrowings and borrowings from WF, BMO and PLC in the amount of $1,253.5 million.  Assuming an increase or decrease in LIBOR, SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.5 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of June 30, 2022, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2022.

A summary of the Company’s stock repurchase activity for the second quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2022	385,689	$48.51	(4)	385,689	$61,034,001
May 1 – May 31, 2022	237,217	49.89	(5)	237,217	49,192,297
June 1 – June 30, 2022	156,135	50.41	(6)	156,135	41,317,033
Total	779,041			779,041

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 8, 2020, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 330,849 shares of Class A Common Stock at an average price paid per share of $48.76 and 54,840 shares of Class B Common Stock at an average price paid per share of $46.98.
(5)	Represents 117,160 shares of Class A Common Stock at an average price paid per share of $51.21 and 120,057 shares of Class B Common Stock at an average price paid per share of $48.60.
(6)	Represents 156,135 shares of Class B Common Stock at an average price paid per share of $50.41.

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

3.3

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

Bank of Montreal Revolving Lease and Rental Credit Agreement, dated May 31, 2022 between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2022)

10.2

First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of July 15, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.3

Amended and Restated Guaranty Agreement, dated as of July 15, 2022, between Rush Enterprises, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

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

RUSH ENTERPRISES, INC.

Date:	August 9, 2022	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date:	August 9, 2022	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)