Form 10-Q
period 2022-09-30
RUSH ENTERPRISES INC \TX\
filed 2022-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2022.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	42,344,760
Class B Common Stock, $.01 Par Value	12,092,098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,519	$148,146
Accounts receivable, net	220,832	140,186
Inventories, net	1,351,930	1,020,136
Prepaid expenses and other	17,075	15,986
Total current assets	1,809,356	1,324,454
Property and equipment, net	1,351,968	1,278,207
Operating lease right-of-use assets, net	103,652	69,008
Goodwill, net	415,754	370,331
Other assets, net	61,849	77,977
Total assets	$3,742,579	$3,119,977

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$935,785	$630,731
Current maturities of finance lease obligations	28,165	26,695
Current maturities of operating lease obligations	15,176	12,096
Trade accounts payable	185,695	122,291
Customer deposits	91,188	80,561
Accrued expenses	163,374	131,130
Total current liabilities	1,419,383	1,003,504
Long-term debt, net of current maturities	307,065	334,926
Finance lease obligations, net of current maturities	82,613	89,835
Operating lease obligations, net of current maturities	89,729	57,976
Other long-term liabilities	19,376	26,514
Deferred income taxes, net	148,394	140,473
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2022 and 2021	-	-
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,373,737 Class A shares and 12,092,098 Class B shares outstanding in 2022; and 43,018,498 Class A shares and 12,474,589 Class B shares outstanding in 2021	571	563
Additional paid-in capital	494,703	470,750
Treasury stock, at cost: 1,493,121 Class A shares and 1,103,433 Class B shares in 2022; and 183,765 Class A shares and 416,069 Class B shares in 2021	(123,781)	(36,933)
Retained earnings	1,291,602	1,031,582
Accumulated other comprehensive income (loss)	(5,637)	787
Total Rush Enterprises, Inc. shareholders’ equity	1,657,458	1,466,749
Noncontrolling interest	18,561	–
Total shareholders’ equity	1,676,019	1,466,749
Total liabilities and shareholders’ equity	$3,742,579	$3,119,977

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
New and used commercial vehicle sales	$1,142,201	$729,344	$3,176,175	$2,274,332
Aftermarket products and services sales	622,130	463,020	1,763,691	1,324,283
Lease and rental sales	85,688	62,689	237,561	182,312
Finance and insurance	7,639	6,851	22,919	20,723
Other	6,628	4,617	18,383	12,692
Total revenue	1,864,286	1,266,521	5,218,729	3,814,342
Cost of products sold
New and used commercial vehicle sales	1,045,658	656,411	2,875,057	2,053,271
Aftermarket products and services sales	378,748	280,866	1,080,240	819,786
Lease and rental sales	58,482	46,949	162,378	143,394
Total cost of products sold	1,482,888	984,226	4,117,675	3,016,451
Gross profit	381,398	282,295	1,101,054	797,891
Selling, general and administrative expense	242,609	179,890	692,383	539,579
Depreciation and amortization expense	13,961	13,137	41,545	40,284
Gain on sale of assets	2,209	901	2,433	1,157
Operating income	127,037	90,169	369,559	219,185
Other (expense) income	(215)	1,951	22,182	4,616
Interest expense, net	6,275	271	10,662	566
Income before taxes	120,547	91,849	381,079	223,235
Income tax provision	29,884	22,450	87,290	50,459
Net income	90,663	69,399	293,789	172,776
Less: Net income attributable to noncontrolling interest	287	–	733	–
Net income attributable to Rush Enterprises, Inc.	$90,376	$69,399	$293,056	$172,776

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.64	$1.24	$5.27	$3.09
Diluted	$1.59	$1.20	$5.11	$2.99

Weighted average shares outstanding:
Basic	55,232	56,007	55,601	55,882
Diluted	56,875	57,806	57,363	57,834

Dividends declared per common share	$0.21	$0.19	$0.59	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$90,663	$69,399	$293,789	$172,776

Other comprehensive income (loss), net of tax:
Foreign currency translation	(5,701)	(471)	(5,823)	96
Reclassification of currency translation related to equity method accounting	–	–	(601)	–
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(5,701)	(471)	(6,424)	96
Comprehensive income	$84,962	$68,928	$287,365	$172,872
Less: Comprehensive income attributable to noncontrolling interest	287	–	733	–
Comprehensive income attributable to Rush Enterprises, Inc.	$84,675	$68,928	$286,632	$172,872

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding Class A Class B		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Rush Enterprises, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	112	–	1	2,384	–	–	–	2,385	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793	–	13,793
Vesting of restricted share awards	–	302	3	(7,215)	–	–	–	(7,212)	–	(7,212)
Issuance of common stock under employee stock purchase plan	66	–	1	2,434	–	–	–	2,435	–	2,435
Common stock repurchases	(192)	(104)	–	–	(15,315)	–	–	(15,315)	–	(15,315)
Dividend Class A common stock	–	–	–	–	–	(8,189)	–	(8,189)	–	(8,189)
Dividend Class B common stock	–	–	–	–	–	(2,505)	–	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445	–	445
Net income	–	–	–	–	–	92,453	–	92,453	–	92,453
Balance, March 31, 2022	43,094	12,597	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039	–	$1,545,039
Stock options exercised and stock awards	162	–	2	3,244	–	–	–	3,246	–	3,246
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,203	–	–	–	4,203	–	4,203
Vesting of restricted share awards	–	–	–	(1,423)	–	–	–	(1,423)	–	(1,423)
Common stock repurchases	(448)	(331)	–	–	(38,438)	–	–	(38,438)	–	(38,438)
Dividend Class A common stock	–	–	–	–	–	(8,128)	–	(8,128)	–	(8,128)
Dividend Class B common stock	–	–	–	–	–	(2,521)	–	(2,521)	–	(2,521)
Foreign currency translation adjustment	–	–	–	–	–	–	(567)	(567)	–	(567)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	110,227	–	110,227	446	110,673
Balance, June 30, 2022	42,808	12,266	$570	$488,170	$(90,686)	$1,212,919	$64	$1,611,037	$18,274	$1,629,311
Stock options exercised and stock awards	11	–	–	227	–	–	–	227	–	227
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,554	–	–	–	3,554	–	3,554
Vesting of restricted share awards	–	2	–	(31)	–	–	–	(31)	–	(31)
Issuance of common stock under employee stock purchase plan	68	–	1	2,783				2,784		2,784
Common stock repurchases	(513)	(176)	–	–	(33,095)	–	–	(33,095)	–	(33,095)
Dividend Class A common stock	–	–	–	–	–	(8,995)	–	(8,995)	–	(8,995)
Dividend Class B common stock	–	–	–	–	–	(2,698)	–	(2,698)	–	(2,698)
Foreign currency translation adjustment	–	–	–	–	–	–	(5,701)	(5,701)	–	(5,701)
Net income	–	–	–	–	–	90,376	–	90,376	287	90,663
Balance, September 30, 2022	42,374	12,092	$571	$494,703	$(123,781)	$1,291,602	$(5,637)	$1,657,458	$18,561	$1,676,019

	Common Stock Shares Outstanding Class A Class B		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Rush Enterprises, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037	–	$1,268,037
Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	–	(7,684)	–	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	–	(2,380)	–	(2,380)
Other comprehensive income	–	–	–	–	–	–	255	255	–	255
Net income	–	–	–	–	–	45,333	–	45,333	–	45,333
Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229	–	$1,309,229
Stock options exercised and stock awards	219	–	2	3,926	–	–	–	3,928	–	3,928
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,683	–	–	–	3,683	–	3,683
Vesting of restricted share awards	–	–	–	(614)	–	–	–	(614)	–	(614)
Common stock repurchases	–	(99)	–	–	(4,223)	–	–	(4,223)	–	(4,223)
Dividend Class A common stock	–	–	–	–	–	(7,735)	–	(7,735)	–	(7,735)
Dividend Class B common stock	–	–	–	–	–	(2,425)	–	(2,425)	–	(2,425)
Other comprehensive income	–	–	–	–	–	–	312	312	–	312
Net income	–	–	–	–	–	58,044	–	58,044	–	58,044
Balance, June 30, 2021	43,104	12,561	$560	$456,785	$(13,585)	$915,003	$1,436	$1,360,199	–	$1,360,199
Stock options exercised and stock awards	22	–	–	371	–	–	–	371	–	371
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,144	–	–	–	3,144	–	3,144
Vesting of restricted share awards	–	2	–	(53)	–	–	–	(53)	–	(53)
Issuance of common stock under employee stock purchase plan	63	–	1	2,159	–	–	–	2,160	–	2,160
Common stock repurchases	(171)	(88)	–	–	(11,229)	–	–	(11,229)	–	(11,229)
Dividend Class A common stock	–	–	–	–	–	(8,199)	–	(8,199)	–	(8,199)
Dividend Class B common stock	–	–	–	–	–	(2,538)	–	(2,538)	–	(2,538)
Other comprehensive income	–	–	–	–	–	–	(471)	(471)	–	(471)
Net income	–	–	–	–	–	69,399	–	69,399	–	69,399
Balance, September 30, 2021	43,018	12,475	$561	$462,406	$(24,814)	$973,665	$965	$1,412,783	–	$1,412,783

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$293,789	$172,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,477	126,691
Gain on sale of property and equipment	(2,433)	(1,157)
Gain on joint venture transaction	(12,500)	–
Gain on business acquisition	(6,958)	–
Stock-based compensation expense related to stock options and employee stock purchases	21,550	18,347
Deferred income tax benefit	7,921	(23,029)
Change in accounts receivable, net	(75,066)	23,200
Change in inventories, net	(264,687)	147,254
Change in prepaid expenses and other, net	875	(107)
Change in trade accounts payable	44,069	16,676
Change in customer deposits	9,650	(30,386)
Change in accrued expenses	25,464	(8,403)
Other, net	(4,832)	(3,217)
Net cash provided by operating activities	183,319	438,645
Cash flows from investing activities:
Acquisition of property and equipment	(175,243)	(122,318)
Proceeds from the sale of property and equipment	7,014	2,576
Business disposition	27,500	–
Business acquisition, net of cash acquired	(15,754)	–
Other	(11,691)	(1,610)
Net cash used in investing activities	(168,174)	(121,352)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	277,261	(157,440)
Proceeds from long-term debt	695,169	66,430
Principal payments on long-term debt	(788,757)	(222,216)
Principal payments on finance lease obligations	(11,091)	(10,620)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	11,080	13,870
Taxes paid related to net share settlement of equity awards	(8,669)	(7,447)
Payments of cash dividends	(33,123)	(30,499)
Common stock repurchased	(85,270)	(21,726)
Net cash provided by (used in) financing activities	56,600	(369,648)
Net increase (decrease) in cash and cash equivalents	71,745	(52,355)
Effect of exchange rate on cash	(372)	–
Cash and cash equivalents, beginning of period	148,146	312,048

Cash and cash equivalents, end of period	$219,519	$259,693

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,966	$19,805
Income taxes, net of refunds	$74,320	$92,795
Noncash investing and financing activities:
Assets acquired under finance leases	$14,290	$21,442

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency. Results of operations for RTC Canada are translated to USD using the average exchange rate on a monthly basis during each quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss).

2 –Other Assets

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

On January 3, 2022, a subsidiary of Cummins, Inc. acquired a 50% equity interest in Natural Gas Fuel Systems, LLC (“NGFS”) from the Company for $27.5 million. NGFS previously conducted business as Momentum Fuel Technologies. The $12.5 million gain realized on the transaction is included in Other income on the Consolidated Statements of Income. The Company is accounting for the business as a joint venture and recognizes the investment using the equity method. As of September 30, 2022, the Company’s investment in NGFS was $14.4 million. The Company’s equity income in NGFS is included in the line item Other income on the Consolidated Statements of Income.

3 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of September 30, 2022, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted earnings per share –Net income available to common shareholders	$90,376	$69,399	$293,056	$172,776
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	55,232	56,007	55,601	55,882
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,643	1,799	1,762	1,952
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	56,875	57,806	57,363	57,834
Basic earnings per common share	$1.64	$1.24	$5.27	$3.09
Diluted earnings per common share and common share equivalents	$1.59	$1.20	$5.11	$2.99

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2022 and 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average anti-dilutive options	1,000	624	841	460

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.6 million for the three months ended September 30, 2022, and $3.1 million for the three months ended September 30, 2021. Stock-based compensation expense was $21.5 million for the nine months ended September 30, 2022, and $18.3 million for the nine months ended September 30, 2021.

As of September 30, 2022, the Company had $11.8 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $12.9 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2022, and December 31, 2021. Thus, the carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, variable interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. The carrying amount of such debt approximates fair value.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2022 and 2021 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2022

Revenues from external customers	$1,859,823	$4,463	$1,864,286
Segment operating income	126,770	267	127,037
Segment income before taxes	120,373	174	120,547
Segment assets	3,688,151	54,428	3,742,579

For the nine months ended September 30, 2022

Revenues from external customers	$5,205,802	$12,927	$5,218,729
Segment operating income	368,596	963	369,559
Segment income before taxes	380,397	682	381,079

As of and for the three months ended September 30, 2021

Revenues from external customers	$1,261,885	$4,636	$1,266,521
Segment operating income	89,841	328	90,169
Segment income before taxes	91,595	254	91,849
Segment assets	2,722,614	54,715	2,777,329

For the nine months ended September 30, 2021

Revenues from external customers	$3,801,675	$12,667	$3,814,342
Segment operating income	217,953	1,232	219,185
Segment income before taxes	222,218	1,017	223,235

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $4.3 million as a component of accrued liabilities as of September 30, 2022 and December 31, 2021, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $279,000 accrued for the payment of interest as of September 30, 2022 and December 31, 2021. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2022, the tax years ended December 31, 2018 through 2021 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2017 through 2021, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial vehicle sales revenue	$1,142,201	$729,344	$3,176,175	$2,274,332
Parts revenue	373,207	274,551	1,080,552	778,479
Commercial vehicle repair service revenue	248,923	188,469	683,139	545,804
Finance revenue	4,113	3,757	13,211	12,210
Insurance revenue	3,526	3,094	9,708	8,513
Other revenue	6,628	4,617	18,383	12,692
Total	$1,778,598	$1,203,832	$4,981,168	$3,632,030

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2022 or December 31, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of September 30, 2022 was $6.1 million, compared to $5.4 million as of December 31, 2021, and is reflected in the line item Other assets on the Consolidated Balance Sheet.

Lease and rental income during the three and nine months ended September 30, 2022, and September 30, 2021, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Minimum rental payments	$73,797	$54,267	$205,070	$157,919
Nonlease payments	11,891	8,422	32,491	24,393
Total	$85,688	$62,689	$237,561	$182,312

11 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2021	$787
Foreign currency translation adjustment	445
Balance as of March 31, 2022	1,232
Reclassification of currency translation related to equity method of RTC Canada	(601)
Foreign currency translation adjustment	(567)
Balance as of June 30, 2022	64
Foreign currency translation adjustment	(5,701)
Balance as of September 30, 2022	$(5,637)

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2021	Provision for the Nine Months Ended September 30, 2022	Write offs Against Allowance, net of Recoveries		Balance September 30, 2022

Commercial vehicle receivables	$76	$105	$	−	$181
Manufacturers’ receivables	419	1,368		(1,203)	584
Leasing, parts and service receivables	1,069	2,083		(1,486)	1,666
Other receivables	26	−		(1)	25
Total	$1,590	$3,556		$(2,690)	$2,456

13 – Acquisitions

On December 13, 2021, the Company completed the acquisition of certain of the assets of Summit Truck Group, LLC and certain of its subsidiaries and affiliates (collectively, “Summit”) which included full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Missouri, Tennessee and Texas. The acquisition included Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers for a purchase price of approximately $205.3 million, excluding the real property associated with the transaction. The Company financed approximately $102.0 million of the purchase price under its floor plan and lease and rental truck financing arrangements and the remainder of the purchase price was paid in cash. In addition, the Company purchased certain real property owned by Summit for a purchase price of approximately $57.0 million, which was paid in cash.

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

The operations of Summit are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Goodwill	$74,413
Franchise rights	1,581
Inventory	72,070
Property and equipment, including real estate	113,306
Other	882

Total	$262,252

In July 2022, the Company adjusted the preliminary purchase price for inventory by $0.7 million with a corresponding adjustment to goodwill. The goodwill of $74.4 million for the Summit acquisition is primarily attributable to the synergies expected to arise after the acquisition. The goodwill acquired in the Summit acquisition will be amortized over 15 years for tax purposes.

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

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Now that the Company owns an 80% equity interest, operations of RTC Canada are included in the accompanying consolidated financial statements as of May 2, 2022

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 258,600 units in 2022, which would represent a 13.7% increase compared to 2021. We expect our U.S. market share of new Class 8 truck sales to range between 6.2% and 6.5% in 2022. This market share percentage would result in the sale of approximately 16,000 to 16,700 new Class 8 trucks in 2022. We expect to sell approximately 200 additional new Class 8 trucks in Canada in the fourth quarter of 2022.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 230,975 units in 2022, which would represent a 7.5% decrease compared to 2021.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.5% and 4.8% in 2022. This market share percentage would result in the sale of approximately 10,500 to 11,000 new Class 4 through 7 commercial vehicles in 2022. We expect to sell approximately 60 additional new Class 5 through 7 commercial vehicles in Canada in the fourth quarter of 2022.

We expect to sell approximately 1,800 light-duty vehicles and approximately 6,800 to 7,200 used commercial vehicles in 2022. We expect lease and rental revenues to increase 28% to 32% during 2022, compared to 2021.

We believe our Aftermarket Products and Services revenues will increase 28% to 33% in 2022, compared to 2021.

The above projections for new commercial vehicle sales will depend on our ability to obtain commercial vehicles from the manufacturers we represent and such projections could be negatively impacted by manufacturer allocation decisions and supply chain issues affecting manufacturers’ production. In addition, we continue to monitor inflation and rising interest rates, which may negatively impact consumer spending and capital expenditures across a variety of industries we support.

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

In connection with our business combinations, we record certain intangible assets, including franchise rights. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We assess goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2022 and 2021.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
New and used commercial vehicle sales	61.3%	57.6%	60.9%	59.6%
Aftermarket products and services sales	33.4	36.6	33.8	34.8
Lease and rental sales	4.6	4.9	4.6	4.8
Finance and insurance	0.4	0.5	0.4	0.5
Other	0.3	0.4	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.5	77.7	78.9	79.1
Gross profit	20.5	22.3	21.1	20.9
Selling, general and administrative	13.0	14.2	13.3	14.1
Depreciation and amortization	0.8	1.0	0.8	1.1
Gain on sale of assets	0.1	0.0	0.1	0.0
Operating income	6.8	7.1	7.1	5.7
Other income	0.0	0.2	0.4	0.1
Interest expense, net	0.3	0.0	0.2	0.0
Income before income taxes	6.5	7.3	7.3	5.8
Provision for income taxes	1.6	1.8	1.7	1.3
Net income	4.9	5.5	5.6	4.5
Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.9%	5.5%	5.6%	4.5%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross Profit:
New and used commercial vehicle sales	25.3%	25.8%	27.4%	27.7%
Aftermarket products and services sales	63.8	64.5	62.1	63.2
Lease and rental	7.1	5.6	6.8	4.9
Finance and insurance	2.0	2.4	2.1	2.6
Other	1.8	1.7	1.6	1.6
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,200	2,537	65.5%	11,896	8,486	40.2%
New medium-duty vehicles	3,223	2,792	15.4%	8,179	7,951	2.9%
New light-duty vehicles	608	361	68.4%	1,497	1,228	21.9%
Total new vehicle unit sales	8,031	5,690	41.1%	21,572	17,665	22.1%
Used vehicles	1,763	1,712	3.0%	5,787	5,730	1.0%
Vehicle revenues:
New heavy-duty vehicles	$688.3	$376.2	83.0%	$1,925.7	$1,261.1	52.7%
New medium-duty vehicles	284.1	230.4	23.3%	702.4	644.9	8.9%
New light-duty vehicles	30.5	16.4	86.0%	74.5	56.2	32.6%
Total new vehicle revenue	$1,002.9	$623.0	61.0%	$2,702.6	$1,986.2	37.7%
Used vehicle revenue	$131.5	$103.0	27.7%	$459.7	$303.9	51.3%
Other vehicle revenues:(1)	$7.8	$3.3	136.4%	$13.9	$8.2	69.5%
Absorption ratio:	136.2%	134.0%	1.8%	136.6%	128.7%	6.1%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 136.2% absorption ratio for the third quarter of 2022 compared to a 134.0% absorption ratio for the third quarter of 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

Total revenues increased $597.8 million, or 47.2%, in the third quarter of 2022, compared to the third quarter of 2021. This increase was primarily a result of strong freight demand which, continues to drive strong demand for new and used commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results, which increased revenues across all areas of our business.

Our Aftermarket Products and Services revenues totaled $622.1 million in the third quarter of 2022, up 34.4% from the third quarter of 2021. The increase in Aftermarket Parts and Services revenues was primarily a result of strong demand, inflation, the Summit acquisition and the consolidation of RTC Canada into our operating results.

Revenues from sales of new and used commercial vehicles increased $412.9 million, or 56.6%, in the third quarter of 2022, compared to the third quarter of 2021. The increase in commercial vehicle revenues was primarily a result of strong demand, the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 4,200 new Class 8 trucks in the third quarter of 2022, a 65.5% increase compared to 2,537 new Class 8 trucks sold in the third quarter of 2021. This increase in new Class 8 truck sales was primarily a result of strong demand for new commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results. New U.S. Class 8 retail truck sales totaled 67,939 units in the third quarter of 2022, an increase of 27.0% compared to the third quarter of 2021, according to ACT Research.

We sold 3,223 new Class 4 through 7 medium-duty commercial vehicles, including 537 buses, in the third quarter of 2022, a 15.4% increase compared to 2,792 new medium-duty commercial vehicles, including 410 buses, in the third quarter of 2021. Our new Class 4 through 7 commercial vehicle sales increased due to strong demand for new commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results. New U.S. Class 4 through 7 retail commercial vehicle sales totaled 60,211 units in the third quarter of 2022, up 0.7% compared to the third quarter of 2021, according to ACT Research.

We sold 608 light-duty vehicles in the third quarter of 2022, a 68.4% increase compared to 361 light-duty vehicles sold in the third quarter of 2021.

We sold 1,763 used commercial vehicles in the third quarter of 2022, a 3.0% increase compared to 1,712 used commercial vehicles in the third quarter of 2021. We believe used commercial vehicle demand and values will continue to decrease as new commercial vehicle production increases to a level adequate to meet customer demand.

Commercial vehicle lease and rental revenues increased $23.0 million, or 36.7%, in the third quarter of 2022, compared to the third quarter of 2021. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for rental commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues increased $0.8 million, or 11.5%, in the third quarter of 2022, compared to the third quarter of 2021. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $99.1 million, or 35.1%, in the third quarter of 2022, compared to the third quarter of 2021. This increase in gross profit is primarily due to strong demand for commercial vehicles and aftermarket services, the Summit acquisition and the consolidation of RTC Canada into our operating results. Gross profit as a percentage of sales decreased to 20.5% in the third quarter of 2022, from 22.3% in the third quarter of 2021. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 61.3% in the third quarter of 2022, from 57.6% in the third quarter of 2021. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 33.4% in the third quarter of 2022, from 36.6% in the third quarter of 2021.

Gross margins from our Aftermarket Products and Services operations decreased to 39.1% in the third quarter of 2022, from 39.3% in the third quarter of 2021. Gross profit for the Aftermarket Products and Services departments increased to $243.4 million in the third quarter of 2022, from $182.2 million in the third quarter of 2021. This increase in gross profit from our Aftermarket Products and Services operations is primarily due to increases in parts pricing, increases in parts rebates from our parts suppliers, the Summit acquisition and the consolidation of RTC Canada into our operating results. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 62.8% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2022 and 62.4% in the third quarter of 2021. Service and collision center operations represented 37.2% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2022 and 37.6% in the third quarter of 2021.

Gross margins on new Class 8 truck sales increased to 9.9% in the third quarter of 2022, from 8.7% in the third quarter of 2021. This increase is primarily due to strong demand for new Class 8 trucks and the mix of purchasers during the third quarter of 2022. In 2022, we expect overall gross margins from new heavy-duty truck sales of approximately 8.8% to 9.9%.

Gross margins on new Class 4 through 7 commercial vehicle sales slightly decreased to 7.9% in the third quarter of 2022, from 8.0% in the third quarter of 2021. For 2022, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 1.6% in the third quarter of 2022, from 19.7% in the third quarter of 2021. This decrease is primarily due to declining used truck values as new Class 8 vehicle production begins to increase. We expect margins on used commercial vehicles to reach a range between 6.0% and 8.0% by the end of 2022.

Gross margins from truck lease and rental sales increased to 31.8% in the third quarter of 2022, from 25.1% in the third quarter of 2021. This increase is primarily related to increased rental fleet utilization and changes to the way we finance commercial vehicles for our lease and rental fleet. In September of 2021, we entered into a credit agreement (“the WF Credit Agreement”) with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) that allows us to finance a portion of our Idealease lease and rental fleet through a general borrowing facility. In October of 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PLC, a division of PACCAR Financial Corp. (the “PLC Agreement”) in the amount of $300.0 million to be used in connection with the acquisition of PacLease lease and rental fleet vehicles. The interest associated with the WF Credit Agreement and the PLC Agreement is recorded in interest expense on the Consolidated Statements of Income. Prior to the WF Credit Agreement and the PLC Agreement, interest expense associated with our lease and rental fleet purchases was recorded in cost of sales because each borrowing was directly related to each lease and rental vehicle purchased. This change in the structure of financing of our lease and rental fleet results in increased gross margins from our commercial vehicle lease and rental sales. We expect gross margins from lease and rental sales of approximately 31.0% to 33.0% during 2022. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $62.7 million, or 34.9%, in the third quarter of 2022, compared to the third quarter of 2021. This increase primarily resulted from increased general and administrative expense associated with the Summit acquisition and consolidation of RTC Canada into our operating results. SG&A expenses as a percentage of total revenues decreased to 13.0% in the third quarter of 2022, from 14.2% in the third quarter of 2021. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.3% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2022, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services revenues. We expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.8 million, or 6.3%, in the third quarter of 2022, compared to the third quarter of 2021.

Interest Expense, Net

Net interest expense increased $6.0 million, or 2,215.5%, in the third quarter of 2022, compared to the third quarter of 2021. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2021. We expect net interest expense in 2022 to increase due to interest related to lease and rental borrowings and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $28.7 million, or 31.2%, in the third quarter of 2022, compared to the third quarter of 2021.

Income Taxes

Income taxes increased $7.4 million, or 33.1%, in the third quarter of 2022, compared to the third quarter of 2021. We provided for taxes at a 24.79% effective rate in the third quarter of 2022 and 24.75% in the third quarter of 2021. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.

Revenues

Total revenues increased $1,404.4 million, or 36.8%, in the first nine months of 2022, compared to the first nine months of 2021.

Aftermarket Products and Services revenues increased $439.4 million, or 33.2%, in the first nine months of 2022, compared to the first nine months of 2021.

Revenues from the sales of new and used commercial vehicles increased $901.8 million, or 39.7%, in the first nine months of 2022, compared to the first nine months of 2021.

We sold 11,896 new Class 8 heavy-duty trucks during the first nine months of 2022, a 40.2% increase compared to 8,486 new Class 8 heavy-duty trucks in the first nine months of 2021. According to A.C.T. Research, new U.S. Class 8 truck sales increased 9.3% in the first nine months of 2022, compared to the first nine months of 2021.

We sold 8,179 new Class 4 through 7 medium-duty commercial vehicles, including 1,041 buses, during the first nine months of 2022, a 2.9% increase compared to 7,951 new Class 4 through 7 medium-duty commercial vehicles, including 788 buses, in the first nine months of 2021. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S decreased approximately 7.4% in the first nine months of 2022, compared to the first nine months of 2021.

We sold 1,497 new light-duty commercial vehicles during the first nine months of 2022, a 21.9% increase compared to 1,228 light-duty commercial vehicles in the first nine months of 2021.

We sold 5,787 used commercial vehicles during the first nine months of 2022, a 1.0% increase compared to 5,730 used commercial vehicles in the first nine months of 2021.

Truck lease and rental revenues increased $55.2 million, or 30.3%, in the first nine months of 2022, compared to the first nine months of 2021.

Finance and insurance revenues increased $2.2 million, or 10.6%, in the first nine months of 2022, compared to the first nine months of 2021.

Gross Profit

Gross profit increased $303.2 million, or 38.0%, in the first nine months of 2022, compared to the first nine months of 2021. Gross profit as a percentage of sales increased to 21.1% in the first nine months of 2022, from 20.9% in the first nine months of 2021.

Gross margins from our Aftermarket Products and Services operations increased to 38.8% in the first nine months of 2022, from 38.1% in the first nine months of 2021. Gross profit for the Aftermarket Products and Services departments was $683.5 million in the first nine months of 2022, compared to $504.5 million in the first nine months of 2021. Gross profits from parts sales represented 63.0% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2022 and 61.0% in the first nine months of 2021. Service and collision center operations represented 37.0% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2022 and 39.0% in the first nine months of 2021.

Gross margins on new Class 8 truck sales increased to 9.9% in the first nine months of 2022, from 8.9% in the first nine months of 2021.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 7.9% in the first nine months of 2022, from 7.5% in the first nine months of 2021.

Gross margins on used commercial vehicle sales decreased to 10.2% in the first nine months of 2022, from 18.4% in the first nine months of 2021.

Gross margins from truck lease and rental sales increased to 31.6% in the first nine months of 2022, from 21.3% in the first nine months of 2021.

Selling, General and Administrative Expenses

SG&A expenses increased $152.8 million, or 28.3%, in the first nine months of 2022, compared to the first nine months of 2021. SG&A expenses equaled 13.3% of total revenue in the first nine months of 2022, and 14.1% in the first nine months of 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.3 million, or 3.1%, in the first nine months of 2022, compared to the first nine months of 2021.

Interest Expense, Net

Net interest expense increased $10.1 million, or 1,783.7%, in the first nine months of 2022, compared to the first nine months of 2021.

Income before Income Taxes

Income before income taxes increased $157.8 million, or 70.7%, in the first nine months of 2022, compared to the first nine months of 2021.

Provision for Income Taxes

Income taxes increased $36.8 million, or 73.0%, in the first nine months of 2022, compared to the first nine months of 2021. We provided for taxes at a 22.9% rate in the first nine months of 2022 and a 23.0% rate in the first nine months of 2021.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2022, we had working capital of approximately $390.0 million available to fund our operations, including $219.5 million in cash. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) and the WF Credit Agreement. The resulting interest earned on the Floor Plan Credit Agreement is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit on September 30, 2022, however, $14.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.7 million available for future borrowings as of September 30, 2022.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of September 30, 2022, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

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

We are currently under contract to construct a new facility in Pontoon Beach, Illinois at an estimated cost of $13.9 million.

During the third quarter of 2022, we paid a cash dividend of $11.5 million. Additionally, on October 25, 2022, our Board of Directors declared a cash dividend of $0.21 per share of Class A and Class B Common Stock, to be paid on December 9, 2022, to all shareholders of record as of November 10, 2022. The total dividend disbursement is estimated at approximately $11.5 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 30, 2021, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2021. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of September 30, 2022, we had repurchased $91.8 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2022, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of September 30, 2022. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $71.4 million during the nine months ended September 30, 2022 and decreased by $52.4 million during the nine months ended September 30, 2021. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2022, operating activities resulted in net cash provided by operations of $183.3 million. Net cash provided by operating activities primarily consisted of $293.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $146.5 million, gain on sale of property and equipment, gain on joint venture and gain on business acquisition of $21.9 million, stock-based compensation of $21.6 million and the benefit for deferred income tax expense of $7.9 million. Cash used by operating activities included an aggregate of $264.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $44.1 million from the increase in accounts payable, $9.7 million from the increase in customer deposits and $25.5 million from the increase in accrued expenses, which was offset primarily by cash outflows of $264.7 million from the increase in inventories and $75.1 million from the increase in accounts receivable. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first nine months of 2022, cash used in investing activities was $168.2 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $175.2 million during the first nine months of 2022 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2022 included $122.3 million for additional units for the rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2022, financing activities resulted in net cash provided in financing of $56.6 million, primarily related to $277.3 million from net draws on floor plan notes payable, non-trade, $695.2 million from borrowings of long-term debt and $11.1 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $799.8 million used for principal repayments of long-term debt and capital lease obligations, $52.3 million used for repurchases of common stock, $8.7 million for taxes paid related to net share settlement of equity awards and $33.1 million used for payment of cash dividends.

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

On September 14, 2021, we entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On September 30, 2022, we had approximately $73.1 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On September 30, 2022, we had approximately $185.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2022, we had approximately $727.3 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $611.6 million during the nine months ended September 30, 2022. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Agreement, BMO agreed to make up to $140.0 million of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise. Advances under the RTC Canada Revolving Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Dollar Offered Rate (CDOR), plus 1.35%. The RTC Canada Revolving Agreement expires September 14, 2026. On September 30, 2022, we had approximately $48.9 million outstanding under the RTC Canada Revolving Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with BMO. Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On September 30, 2022, we had approximately $37.2 million outstanding under the RTC Canada Floor Plan Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2022, our backlog of commercial vehicle orders was approximately $3,300.1 million, compared to a backlog of commercial vehicle orders of approximately $2,720.2 million on September 30, 2021. This increase in our backlog is primarily due to the Summit acquisition and the consolidation of RTC Canada into our operating results, in addition to production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2022, and we expect to fill the majority of our backlog orders during 2022 and the first quarter of 2023, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog continues to be much higher than normal. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates and fuel prices, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on LIBOR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of September 30, 2022, we had floor plan borrowings and lease and rental fleet borrowings in the amount of $1,242.9 million. Assuming an increase or decrease in LIBOR, SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.4 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of September 30, 2022, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2022.

A summary of the Company’s stock repurchase activity for the third quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2022	158,717	$53.48	(4)	158,717	$32,824,841
August 1 – August 31, 2022	162,383	49.53	(5)	162,383	24,777,515
September 1 – September 30, 2022	368,146	44.94	(6)	368,146	8,222,513
Total	689,246			689,246

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On November 30, 2021, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 158,717 shares of Class B Common Stock at an average price paid per share of $53.48.
(5)	Represents 144,997 shares of Class A Common Stock at an average price paid per share of $48.91 and 17,386 shares of Class B Common Stock at an average price paid per share of $54.71.
(6)	Represents 368,146 shares of Class A Common Stock at an average price paid per share of $44.94.

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

RUSH ENTERPRISES, INC.

Date: November 9, 2022	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2022	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)