Form 10-K
period 2022-12-31
RUSH ENTERPRISES INC \TX\
filed 2023-02-23
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2,038,811,607 based upon the last sales price on June 30, 2022 on The NASDAQ Global Select MarketSM of $48.20 for the registrant’s Class A common stock and $49.61 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,307,824 shares Class A common stock and 12,066,301 shares of Class B common stock outstanding on February 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2022

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Ontario, Canada. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 15, 2023:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center

Alabama
Birmingham	None	Yes	Yes	No
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Phoenix East	Peterbilt	No	Yes	No
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
Arkansas
Jonesboro	International, IC Bus	No	Yes	No
Lowell	International, Isuzu, IC Bus, Dennis Eagle	Yes	Yes	Yes
North Little Rock	International, IC Bus, Dennis Eagle	Yes	Yes	Yes
Pine Bluff	International, IC Bus, Dennis Eagle	Yes	Yes	No
Russellville	International, IC Bus, Dennis Eagle	Yes	Yes	No
California
Ceres	Ford	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Long Beach	Peterbilt	No	Yes	No
Los Angeles	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Victorville	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No
Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Jacksonville East	Peterbilt	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Miami	None	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Augusta	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Elk Grove	Hino, Isuzu	Yes	Yes	No
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Olathe	Hino, Isuzu, Dennis Eagle	Yes	Yes	No
Salina	International, Dennis Eagle	Yes	Yes	No
Topeka	International, Dennis Eagle	Yes	Yes	No
Wichita	International, Dennis Eagle	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
Cape Girardeau	International, Dennis Eagle	Yes	Yes	No
Jefferson City	International, Dennis Eagle	Yes	Yes	No
Joplin	International, Dennis Eagle	Yes	Yes	No
Kansas City	International, Dennis Eagle	Yes	Yes	Yes
Kansas City Used Trucks	None	Yes	No	No
St. Joseph	International, Dennis Eagle	Yes	Yes	No
St. Louis	International, Dennis Eagle	Yes	Yes	No
St. Peters	International, Dennis Eagle	Yes	Yes	No
Springfield	International, Isuzu, Dennis Eagle	Yes	Yes	No
West Plains	International, Dennis Eagle	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	International, Isuzu, Dennis Eagle	Yes	Yes	Yes
Memphis Used Trucks	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Arlington	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
(1) Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
Dallas South	Peterbilt	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Wichita Falls	Peterbilt	Yes	Yes	No
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Wichita Falls	Peterbilt	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus	Yes	Yes	Yes
Springville	International	Yes	Yes	No
St. George	International	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Richmond	International	Yes	Yes	Yes
Ontario, Canada
Belleville	International, IC Bus	Yes	Yes	No
Cornwall	None	No	Yes	No
Kemptville	International, IC Bus	Yes	Yes	Yes
Kingston	International, IC Bus	Yes	Yes	No
Markham	International, IC Bus	Yes	Yes	No
Mississauga	International, IC Bus	Yes	Yes	No
Oshawa	International, IC Bus	Yes	Yes	No
Ottawa East	International, IC Bus	Yes	Yes	No
Ottawa West	None	No	Yes	No
Pembroke	International, IC Bus	Yes	Yes	No
Sault Saint Marie	International, IC Bus	Yes	Yes	No
St. Catharines	International, IC Bus	Yes	Yes	No
Sudbury	International, IC Bus	Yes	Yes	No
Timmins	International, IC Bus	Yes	Yes	No

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

Rush Truck Leasing Location	Brand	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
Arkansas
North Little Rock	Idealease	In RTC
Lowell	Idealease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	Standalone
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Augusta	Idealease	In RTC
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Kansas
Kansas City	Idealease	Standalone
Salina	Idealease	In RTC
Wichita	Idealease	In RTC
Missouri
Joplin	Idealease	In RTC
St. Louis	Idealease	In RTC
St. Peters	Idealease	Standalone
Springfield	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	Standalone
North Carolina
Asheville	Idealease	Standalone
Charlotte	Idealease	Standalone

Rush Truck Leasing Location	Brand	Standalone or in a Rush Truck Center
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	Standalone
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Memphis	Idealease	Standalone
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Arlington	PacLease	In RTC
Houston	PacLease	Standalone
Houston NW	PacLease	Standalone
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone
Ontario, Canada
Markham	Idealease	In RTC
Mississauga	Idealease	In RTC
Oshawa	Idealease	In RTC
Ottawa	Idealease	In RTC
St. Catharines	Idealease	In RTC
Sudbury	Idealease	In RTC

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

The House of Trucks operates at locations in Dallas, Texas and Chicago, Illinois. The House of Trucks sells used commercial vehicles, new and used trailers and offers third-party financing and insurance products.

Our World Wide Tires store operates in Houston, Texas. World Wide Tires primarily sells tires for use on commercial vehicles.

Effective January 2022, we sold 50% of our equity interest in Momentum Fuel Technologies to a subsidiary of Cummins, Inc. and we are now operating the business, Cummins Clean Fuel Technologies, as a joint venture with Cummins. The joint venture manufactures compressed natural gas fuel systems and related component parts for commercial vehicles at its facility in Roanoke, Texas.

Industry

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry” for a description of our industry and the markets in which we operate.

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated dealership network that provides service solutions to the commercial vehicle industry throughout the United States and Ontario, Canada. Our strategy includes the following key elements:

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

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate/international, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business by expanding our product and service offerings through acquisitions in new geographic areas and by opening new locations to enable us to better serve our customers.

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

Management of Our Dealerships

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related Aftermarket Products and Services.

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $2,372.4 million, or 33.4%, of our total revenues for 2022, and 61.7% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $135.0 million, or 1.9%, of our total revenues for 2022. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 1,839 vehicles under contract maintenance as of December 31, 2022. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $3,798.5 million, or 53.5%, of our total revenues in 2022. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,715.3 million, or 38.2%, of our total revenues for 2022, and 71.5% of our new commercial vehicle revenues for 2022.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Dennis Eagle, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $830.9 million, or 11.7%, of our total revenues for 2022, and 21.9% of our new commercial vehicle revenues for 2022. New bus sales accounted for approximately $128.2 million, or 1.8%, of our total revenues for 2022, and 3.4% of our new commercial vehicle revenues for 2022. New light-duty commercial vehicle sales accounted for approximately $104.0 million, or 1.5%, of our total revenues for 2022, and 2.7% of our new commercial vehicle revenues for 2022.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $552.9 million, or 7.8%, of our total revenues for 2022. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $322.3 million, or 4.5%, of our total revenues for 2022. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing and rental through our PacLease and Idealease franchises. As of December 31, 2022, we had 9,957 commercial vehicles in our lease and rental fleet. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental fleet inventory.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $29.7 million, or 0.4%, of our total revenues for 2022. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

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

We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2022 was approximately 80%. We also have licensed insurance agents at several of our Rush Truck Centers.

Human Capital Management

On December 31, 2022, we employed 7,418 people in the U.S. and 621 in Canada. Of these employees, less than 1.3% of our workforce was classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits, a consistent work schedule and opportunities to improve their skills and advance within the Company.

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

Each of these core values is embodied in our code of conduct, which we call our Rush Driving Principles. Employees are required to attend training on the Rush Driving Principles and certify that they have read and understand such principles on an annual basis. We believe that our core values are the foundation of a strong and ethical culture that is a strength for us, and we intend to continue building upon that culture to improve performance across our business.

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

We are committed to fair pay. In 2020, the Company established a minimum hourly wage of $15.00 an hour. Our employees receive a base level of monthly or hourly compensation that we believe is commensurate with their expertise, skills, knowledge, experience and location.

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

We also provide our employees with an opportunity to participate in the ownership of the Company by offering an employee stock purchase plan that allows employees to contribute a portion of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. Employees participating in the stock purchase plan receive a 15% discount on the purchase price of the stock, with such discount based on lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period. In addition, we provide our employees with an opportunity to save for retirement by participating in our 401k plan, which has a Company-matching component that is based on years of service.

Training and Development. Our training and development programs are designed to facilitate the development and advancement of talent from within our organization to ensure we continuously fill our ranks with qualified employees for critical positions in the organization. These programs also seek to provide our employees with the career development skills they desire and further our employee retention efforts. Members of our Learning and Development team collaborate with employees from our various operations teams to identify our strategic training needs and prioritize the development of appropriate training content related to systems, processes, new hire and professional development.

Our Rush Foundational Leader Program is focused on developing key management and leadership skills. The Rush Foundational Leader Program consists of a series of courses ranging from basic management skills, including promoting a culture of diversity and inclusion, to more advanced leadership concepts and skills that are designed for managers throughout our organization. As a continuation of our leadership development initiatives, we have launched our High Impact Leadership series, which focuses on building more advanced leadership skills such as motivating employees through meaningful feedback and inclusive leadership and communication. We also have a New Graduate Management Trainee Program that identifies and recruits new talent from universities across the country and provides on-the-job training for them to fill various roles within our dealership network. In addition, we have established a program called Growing Rush Outstanding Women ("GROW"), which enables women to continue their professional development through educational opportunities.

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

Employee Engagement and Retention. We conduct an annual comprehensive employee engagement survey designed to measure organizational culture and engagement. The purpose of the survey is to monitor overall employee engagement with the goal of identifying actions that can be taken to continuously improve our employee engagement, which we believe leads to increased employee retention. Data collected in each annual employee engagement survey is maintained and used to track our progress against our internal goals. Additionally, we have formal “listening groups” that provide additional engagement channels for feedback from our dealerships to senior management throughout the year.

Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2022, our overall turnover rate was 30.38%, compared to 27.49% in 2021. The turnover rate of our service and body shop technicians is also monitored closely by management, as the retention of skilled service and body shop technicians is critical to the success of the Company. Demand for service and body shop technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2022, our turnover rate for service and body shop technicians was 38.7%, compared to 36.67% in 2021.

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2022, we had a TRIR of 4.03, compared to 3.87 in 2021 and a LTIR of 0.62 in 2022, compared to 0.71 in 2021.

Labor Relations. We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 10, 2025, Joliet, Illinois, which will expire on May 3, 2026 and Carol Stream, Illinois, which will expire on May 6, 2023. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include national and regional truck fleets, corporations, local and state governments and owner-operators. During 2022, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Purchasing and Suppliers. Because of our size and the corresponding cost savings we provide, we benefit from volume purchases at favorable prices that permit us to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and proprietary parts and accessories directly from the applicable vehicle manufacturer, wholesale distributors, or other sources that provide the most favorable pricing. Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enable us to offer competitive prices for our products.

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

Recent Acquisitions

On February 25, 2019, we acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. On May 2, 2022, we acquired an additional 30% equity interest for approximately $20.0 million. Prior to acquiring our additional equity interest, we accounted for the equity interest in RTC Canada using the equity method of accounting. Subsequent to the Company’s acquisition of the additional 30% equity interest on May 2, 2022, the operating results of RTC Canada are consolidated in the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income and the Consolidated Balance Sheets.

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

See Note 15 – Acquisitions in the Notes to the Financial Statements for further discussion.

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

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, Nevada, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring in May 2023. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W.M. “Rusty” Rush, certain other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 31.9% of our total revenues for 2022.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Arkansas, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, North Carolina, Ohio, Tennessee, Utah and Virginia. These dealership agreements currently have terms expiring between May 2023 and December 2027. Sales of new International commercial vehicles accounted for approximately 13.6% of our total revenues for 2022.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, and Micro Bird, which currently have terms expiring between August 2023 and August 2024 and Ford, Hino, Isuzu and Dennis Eagle, which have perpetual terms. Sales of new non‑Peterbilt and non-International commercial vehicles accounted for approximately 8.0% of our total revenues for 2022.

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

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2022, we had approximately $762.9 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $638.6 million during the year ended December 31, 2022. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2022, we had approximately $44.6 million outstanding under the RTC Canada Floor Plan Agreement.

Lease and Rental Fleet Financing

On September 14, 2021, we entered into a credit agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) which was amended effective November 30, 2022 (collectively, the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2022, we had approximately $40.5 million outstanding under the WF Credit Agreement.

On October 1, 2021, the Company entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On December 31, 2022, we had approximately $185.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2022, we had approximately $49.9 million outstanding under the RTC Canada Revolving Credit Agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our proprietary line of parts and related service and the fuel systems manufactured by our joint venture entity, Cummins Clean Fuel Technologies, and that were previously manufactured by Momentum Fuel Technologies. We also provide an extended warranty beyond the manufacturer’s warranty on new Blue Bird school buses that we sell in Texas, as required by state law.

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

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the following names used in this document: “Rush Enterprises” and “Rush Truck Center.”

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

Backlog

On December 31, 2022, our backlog of commercial vehicle orders was approximately $4,216.0 million, compared to a backlog of commercial vehicle orders of approximately $3,267.0 million on December 31, 2021. This increase in our backlog is primarily due to the Summit acquisition and the consolidation of RTC Canada into our operating results, in addition to continuing production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2022, and we expect to fill the majority of our backlog orders during 2023, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog continues to be much higher than normal. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In addition, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles; two additional states have since signed. Six of the states that signed are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2022, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2022, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W.M. “Rusty” Rush, Scott Anderson, Steven Keller and Corey Lowe, along with certain other persons who no longer work for the Company (collectively, the “Dealer Principals”) decreases below 22% (the Dealer Principals, excluding those who no longer work for the Company, controlled approximately 44.0% of the aggregate voting power with respect to the election of directors as of December 31, 2022); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than Mr. Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition of Mr. Rush’s, or his estate’s, common stock. If Mr. Rush were to sell his Class B common stock or bequest his Class B common stock to a person or entity other than the Dealer Principals, or if his estate is required to liquidate its Class B common stock this it owns, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between May 2023 and December 2027. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. While our Rush Truck Centers have remained operational throughout the COVID-19 pandemic, the pandemic remains a fluid and evolving situation. Some of the potential impacts to our business that we believe are directly related to the COVID-19 pandemic and that we are currently monitoring include, but are not limited to:

●	The impact that the pandemic will have on our workforce availability;

●

The impact that the pandemic will have on the supply chains of the commercial vehicle manufacturers and parts manufacturers that we represent. We have been informed by the commercial vehicle manufacturers that we represent that production of commercial vehicles in 2023 will be allocated to all of their dealers based on historical purchases. While we do not expect our allocation of commercial vehicles to be less than the number of commercial vehicles we sold in 2022, there is still concern that component manufacturers’ supply chain issues may limit certain of our commercial vehicle manufacturers’ ability to meet demand throughout the year; and

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

Scientific evidence suggests that a warming climate potentially results in an environment more prone to natural disasters, such as hurricanes and flooding. To date, we have seen increases in our cost to insure against such risks, which costs could continue to increase should this trend continue. Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, tornadoes and hail storms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have substantial insurance to mitigate this risk, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our Floor Plan Credit Agreement, RTC Canada Floor Plan Agreement, WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement are each subject to variable interest rates. Therefore, our interest expense rises when interest rates increase. Currently, our outstanding borrowings under our Floor Plan Credit Agreement and certain other loan agreements are borrowed at LIBOR plus an applicable margin. Although LIBOR is no longer being used to price new loans, LIBOR quotes will be available for existing credit agreements until June 30, 2023. In the event that LIBOR quotes are no longer available, SOFR will replace LIBOR in certain of our credit agreements which currently use LIBOR, including our Floor Plan Credit Agreement. It is unclear how increased regulatory oversight and changes in the method for determining benchmark interest rates may affect our results of operations or financial conditions. However, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could negatively affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2022, our backlog of new commercial vehicle orders was approximately $4,216.0 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Our current backlog is the largest it has ever been in our Company’s history. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

Our business is subject to a number of economic risks

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

Further, environmental laws and regulations are complex and subject to change. For example, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In addition, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles and two additional states have since signed. Six of the states that signed are states where we sell new commercial vehicles: California, Colorado, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows. In addition, such laws could affect demand for the products that we sell.

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

We have, from time to time, experienced threats to our data and systems, including malware, ransomware and computer virus attacks. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur, we will be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We carry comprehensive liability insurance, subject to deductibles and self-insured retentions, at levels we believe are sufficient to mitigate existing and future claims. However, we may be exposed to claims for which coverage is not afforded or the damages exceed the limits of our insurance coverage or multiple claims causing us to incur significant out-of-pocket costs before reaching the deductible amount, all of which could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations. In fact, due to the rising costs of premiums over the last couple of years, we have been increasing our use of self-insurance programs and increasing the amounts of our deductibles.

We have operations in Canada. As a result, we may incur losses from the impact of foreign currency fluctuations and have higher costs than we otherwise would have due to the need to comply with foreign laws.

Our operations in Canada are subject to the risks normally associated with international operations. These include: (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates; and (ii) the need to comply with Canadian laws and regulations, as well as U.S. laws and regulations, applicable to our operations in Canada. Changes in such laws or regulations, or any material failure to comply with any applicable laws or regulations, could increase our costs, affect our reputation, limit our business and otherwise impact our operations in adverse ways. In addition, laws or regulations or the interpretations thereof can conflict among jurisdictions, and compliance in one jurisdiction could result in legal or reputational risks in another jurisdiction.

Risks Related to Our Common Stock

We are controlled by one shareholder and his affiliate.

Collectively, Mr. Rush and his affiliate own approximately 0.3% of our issued and outstanding shares of Class A common stock and 47.3% of our issued and outstanding Class B common stock. Mr. Rush collectively controls approximately 41.8% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of Mr. Rush may not be consistent with the interests of all shareholders. As a result of such ownership, Mr. Rush has the ability to exercise substantial control over the Company, including with respect to the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Additionally, Mr. Rush granted Peterbilt a right of first refusal to purchase his shares of common stock in the event that he desires to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or another Dealer Principal. This right of first refusal, the number of shares owned by Mr. Rush and his affiliate, the requirement in our dealership agreements that the Dealer Principals retain a controlling interest in us and the restrictions on the sale or transfer of our franchises contained in our dealer agreements, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable.

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

The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2022, the three-month average daily trading volume of our Class B common stock was approximately 17,500 shares, with twenty-five days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

If W.M. “Rusty” Rush were forced to sell shares of our common stock that he has pledged to secure a personal loan obligation, such sales could cause our stock price to decline.

Mr. Rush has pledged certain of his shares of Class A and Class B common stock as collateral in connection with a personal loan. If the price of our common stock were to decline substantially, Mr. Rush could be forced by the lender to sell shares of his Class A and/or Class B common stock to satisfy his loan obligations if he could not do so through other means. Any such sales could cause the price of our common stock to decline, particularly with respect to our Class B common stock, which typically has a low average daily trading volume, as noted above.

We are not a party to Mr. Rush’s loan, but we have entered into a right of first refusal agreement with Mr. Rush and the lender. The right of refusal agreement provides us with the right, but not the obligation, to purchase the shares pledged as collateral in the event Mr. Rush is ever in default under the terms of his loan.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2022, we also own or lease numerous facilities used in our operations in the following locations: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Ontario, Canada.

We lease a hangar in New Braunfels, Texas for our corporate aircraft. We also own and operate a guest ranch of approximately 10,500 acres near Cotulla, Texas, which is used for client development purposes.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of December 31, 2022, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2022, our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.80 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A common stock and Class B common stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2022			2021
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$.19	$60.89	$47.34	$.18	$51.92	$39.21
Second Quarter	.19	54.37	46.73	.18	51.98	41.06
Third Quarter	.21	52.99	42.72	.19	48.76	40.95
Fourth Quarter	.21	55.06	44.15	.19	57.66	45.00

Class B Common Stock

First Quarter	$.19	$58.01	$44.73	$.18	$47.10	$36.40
Second Quarter	.19	52.75	44.18	.18	46.81	36.20
Third Quarter	.21	60.01	46.88	.19	47.40	36.21
Fourth Quarter	.21	58.26	48.46	.19	57.40	45.78

As of February 2, 2023, there were approximately 18 record holders of Class A common stock and approximately 28 record holders of Class B common stock.

As of December 31, 2022, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2022	29,477	$45.74	(4)	29,477	$6,873,493
November 1 – November 30, 2022	–	–	(5)	–	6,873,493
December 1 – December 31, 2022	113,192	51.21		113,192	144,200,145
Total	142,669			142,669

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B common stock repurchased by us.
(3)

We repurchased shares in 2022 under a stock repurchase program announced on November 30, 2021, which authorized the repurchase of up to $100.0 million of our shares of Class A common stock and/or Class B common stock. This plan was terminated effective December 1, 2022; we repurchased $93.1 million shares of our Class A and Class B common stock under the plan prior to its termination. On December 2, 2022, we announced the approval of a new stock repurchase program, effective December 2, 2022, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 29,477 shares of Class A common stock at an average price paid per share of $45.74.
(5)	Represents 104,179 shares of Class A common stock at an average price paid per share of $50.96 and 9,013 shares of Class B common stock at an average price paid per share of $54.07.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Rush Enterprises, Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of four companies that includes: Lithia Motors Inc, Paccar Inc, Penske Automotive Group Inc and Werner Enterprises Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

	12/17	12/18	12/19	12/20	12/21	12/22

Rush Enterprises, Inc.	100.00	71.19	94.80	124.05	174.19	175.28
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	85.20	127.99	155.30	177.55	187.26

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$4,351,370	$3,039,953	$2,863,309
Aftermarket products and services sales	2,372,439	1,793,363	1,600,445
Lease and rental	322,257	247,234	236,223
Finance and insurance	29,741	27,964	21,949
Other	25,863	17,628	14,014
Total revenues	7,101,670	5,126,142	4,735,940
Cost of products sold	5,614,511	4,033,844	3,860,473
Gross profit	1,487,159	1,092,298	875,467
Selling, general and administrative	927,836	731,340	665,258
Depreciation and amortization	55,665	53,354	57,456
Gain (loss) on sale of assets	2,455	1,432	1,852
Operating income	506,113	309,036	154,605
Other income	22,338	6,417	6,132
Interest expense, net	19,124	1,770	9,014
Income before income taxes	509,327	313,683	151,723
Provision (benefit) for income taxes	117,242	72,268	36,836
Net Income	392,085	241,415	114,887
Less: Noncontrolling interest	703	−	−
Net Income attributable to Rush Enterprises	$391,382	$241,415	$114,887

Net income per common share:
Basic	$7.06	$4.32	$2.09
Diluted	$6.85	$4.17	$2.04

Cash dividends declared per share	$0.80	$0.74	$0.41

Weighted average shares outstanding:
Basic	55,400	55,892	54,866
Diluted	57,151	57,878	56,242

	Year Ended December 31,
	2022	2021	2020
OPERATING DATA
Unit vehicle sales −
New vehicles	29,842	23,259	23,113
Used vehicles	7,078	7,527	7,400
Total unit vehicles sales	36,920	30,786	30,513
Commercial vehicle lease and rental units	10,326	8,914	8,104

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
BALANCE SHEET DATA
Working capital	$439,069	$320,950	$330,932
Inventories	1,429,429	1,020,136	858,291
Total assets	3,821,066	3,119,977	2,985,393

Floor plan notes payable	933,203	630,731	511,786
Long-term debt, including current portion	275,433	334,926	529,654
Finance lease obligations, including current portion	122,692	116,530	117,113
Total shareholders’ equity	1,763,022	1,466,749	1,268,037

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 61.7% of our total gross profits in 2022.

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

Summary of 2022

Our results of operations for the year ended December 31, 2022 are summarized below as follows:

●	Our gross revenues totaled $7,101.7 million, a 38.5% increase from gross revenues of $5,126.1 million in 2021.

●	Gross profit increased $394.9 million, or 36.1%, compared to 2021. Gross profit as a percentage of sales decreased to 20.9% in 2022, from 21.3% in 2021.

●	Our new Class 8 heavy-duty unit sales increased 51.8%, compared to 2021, which accounted for 6.3% of the total U.S. market and 1.8% of the total Canadian market.

●	Our new Class 4-7 medium-duty unit sales increased 5.2%, compared to 2021, including buses, which accounted for 4.6% of the total U.S. market and 2.2% of the total Canadian market.

●	New light-duty truck unit sales increased 18.4% in 2022, compared to 2021.

●	Used truck unit sales decreased 6.0%, compared to 2021, however, used truck revenues increased 28.5%, compared to 2021 due to a sharp increase in used truck values in the first half of 2022.

●	Aftermarket Products and Services revenues increased $579.1 million, or 32.3%, to $2,372.4 million, compared to $1,793.4 million in 2021.

●	Lease and rental revenues increased $75.0 million, or 30.3%, to $322.3 million, compared to 2021.

●	Selling, General and Administrative (“SG&A”) expenses increased $196.5 million, or 26.9%, to $927.8 million, compared to $731.3 million in 2021.

●	On May 2, 2022, we completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in us now owning an 80% controlling interest in RTC Canada.

All of the above increases in new commercial vehicle sales, lease and rental revenues and Aftermarket Products and Services revenues and SG&A expense for 2022 are primarily due to the acquisition of Summit Truck Group, LLC in December 2021 and the inclusion of RTC Canada results of operations beginning in May 2022.

2023 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 255,155 truck units in 2023, a 7.8% decrease compared to 259,220 units sold in 2022. We expect our U.S. market share of new Class 8 truck sales to range between 6.0% and 6.5% in 2023. This market share percentage would result in the sale of approximately 15,300 to 16,500 new Class 8 trucks in 2023. We expect to sell approximately 1,000 additional new Class 8 trucks in Canada in 2023.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 253,600 units in 2023, an 8.5% increase compared to 233,679 units sold in 2022. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.2% and 4.7% in 2023. This market share percentage would result in the sale of approximately 10,750 to 11,900 new Class 4 through 7 commercial vehicles in 2023. We expect to sell approximately 250 additional new Class 5 through 7 commercial vehicles in Canada in 2023.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 7,000 to 7,200 used commercial vehicles in 2023.

We expect lease and rental revenue to increase 9% to 11% during 2023, compared to 2022. This projected increase in lease and rental revenue in 2023, compared to 2022, is primarily related to a result of strong demand for rental commercial vehicles and the consolidation of RTC Canada into our operating results.

We continue to make progress on our strategic initiatives to increase our Aftermarket Products and Services revenues.  We believe our Aftermarket Products and Services revenues will increase 9% to 12% in 2023, compared to 2022. This projected increase in Aftermarket Products and Services revenues in 2023, compared to 2022, is primarily related to price increases by the manufacturers of parts we sell and the consolidation of RTC Canada into our operating results.

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

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 136.6% absorption ratio for the year ended December 31, 2022 and 129.8% absorption ratio for the year ended December 31, 2021.

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

The Company’s significant accounting policies are disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Inventory Reserves

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

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We assess goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs. See Note 2 – Significant Accounting Policies for further discussion of Level 3 fair value.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for 2022, 2021 and 2020. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2022	2021	2020
Revenue
New and used commercial vehicle sales	61.3%	59.3%	60.5%
Aftermarket Products and Services sales	33.4	35.0	33.8
Lease and rental	4.5	4.8	5.0
Finance and insurance	0.4	0.6	0.4
Other	0.4	0.3	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	79.1	78.7	81.5
Gross profit	20.9	21.3	18.5
Selling, general and administrative	13.1	14.3	14.0
Depreciation and amortization	0.7	1.0	1.2
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	7.1	6.0	3.3
Other income	0.3	0.1	0.1
Interest expense, net	0.2	0.0	0.2
Income from continuing operations before income taxes	7.2	6.1	3.2
Provision (benefit) for income taxes	1.7	1.4	0.8
Net income	5.5	4.7	2.4
Net income attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	5.5%	4.7%	2.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Vehicle unit sales:
New heavy-duty vehicles	16,778	11,052	10,670	51.8%	3.6%
New medium-duty vehicles	11,025	10,485	11,311	5.2%	-7.3%
New light-duty vehicles	2,039	1,722	1,132	18.4%	52.1%
Total new vehicle unit sales	29,842	23,259	23,113	28.3%	0.6%

Used vehicles sales	7,078	7,527	7,400	-6.0%	1.7%

Vehicle revenue:
New heavy-duty vehicles	$2,715.3	$1,661.9	$1,587.9	63.4%	4.7%
New medium-duty vehicles	959.1	857.1	919.7	11.9%	-6.8%
New light-duty vehicles	104.0	79.4	50.1	31.0%	58.5%
Total new vehicle revenue	$3,778.4	$2,598.4	$2,557.7	45.4%	1.6%

Used vehicle revenue	$552.9	$430.4	$291.5	28.5%	47.7%

Other vehicle revenue:(1)	$20.1	$11.2	$14.1	79.5%	-20.6%

Dealership absorption ratio:	136.6%	129.8%	118.7%	5.2%	9.4%

(1)   Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2022	2021	2020
Gross Profit:
New and used commercial vehicle sales	27.9%	27.7%	25.3%
Aftermarket products and services sales	61.7	62.7	66.7
Lease and rental	6.7	5.4	3.9
Finance and insurance	2.0	2.6	2.5
Other	1.7	1.6	1.6
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 trucks in the last ten years have ranged from a low of approximately 187,600 in 2013 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and Department of Transportation regulatory guidelines for service processes, including collision center, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts and other aftermarket products and services; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 255,155 new Class 8 trucks will be sold in the United States in 2023, compared to approximately 259,220 new Class 8 trucks sold in 2022. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 212,000 in 2024.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford or Isuzu, and provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short‑haul markets as delivery vehicles; they typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at several of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 253,600 units in 2023, compared to 233,679 units in 2022. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 252,750 in 2024.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

Total revenues increased $1,975.6 million, or 38.5%, in 2022, compared to 2021.

Our Aftermarket Products and Services revenues increased $579.1 million, or 32.3%, in 2022, compared to 2021. The increase in Aftermarket Parts and Services revenues was primarily a result of strong demand, inflation, the Summit acquisition and the consolidation of RTC Canada into our operating results.

Our revenues from sales of new and used commercial vehicles increased $1,311.4 million, or 43.1%, in 2022, compared to 2021. The increase in commercial vehicle revenues was primarily a result of strong demand, the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 16,778 new heavy-duty trucks in 2022, a 51.8% increase compared to 11,052 new heavy-duty trucks in 2021. Our share of the new U.S. Class 8 commercial vehicle sales market increased to approximately 6.3% in 2022, from 4.9% in 2021. This increase in new Class 8 truck sales and market share was primarily a result of strong demand for new commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 11,025 new medium-duty commercial vehicles, including 1,237 buses, in 2022, a 5.2% increase compared to 10,485 new medium-duty commercial vehicles, including 959 buses, in 2021. In 2022, we achieved a 4.6% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 4.2% in 2021. Our new Class 4 through 7 commercial vehicle sales increased due to strong demand for new commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results.

We sold 2,039 new light-duty vehicles in 2022, an 18.4% increase compared to 1,722 new light-duty vehicles in 2021. Our light-duty vehicle sales benefited from the increased demand for light-duty vehicles in the U.S.

We sold 7,078 used commercial vehicles in 2022, a 6.0% decrease compared to 7,527 used commercial vehicles in 2021. We believe used commercial vehicle demand and values will continue to decrease as new commercial vehicle production increases to a level adequate to meet customer demand.

Commercial vehicle lease and rental revenues increased $75.0 million, or 30.3%, in 2022, compared to 2021. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for rental commercial vehicles, the Summit acquisition and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues increased $1.8 million, or 6.4%, in 2022, compared to 2021. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2023.

Other revenues increased $8.2 million, or 46.7% in 2022, compared to 2021. Other revenues consist primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $394.9 million, or 36.1%, in 2022, compared to 2021. Gross profit as a percentage of sales decreased to 20.9% in 2022, from 21.3% in 2021. This decrease in gross profit as a percentage of sales was a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 61.3% in 2022, from 59.3% in 2021. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 33.4% in 2022, from 35.0% in 2021.

Gross margins from our Aftermarket Products and Services operations increased to 38.6% in 2022, from 38.1% in 2021. This increase in gross margins was primarily due to increases in parts pricing, increases in parts rebates from our parts suppliers. Gross profit for Aftermarket Products and Services increased to $916.8 million in 2022, from $684.1 million in 2021. Historically, parts operations’ gross margins range from 28% to 30% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 62.8% of total gross profit for Aftermarket Products and Services operations in 2022 and 61.4% in 2021. Service and collision center operations represented 37.2% of total gross profit for Aftermarket Products and Services operations in 2022 and 38.6% 2021. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.5% to 38.5% in 2023.

Gross margins on new Class 8 truck sales increased to 9.9% in 2022, from 9.0% in 2021. This increase was primarily due to strong demand for new Class 8 trucks and the mix of purchasers during 2022. In 2023, we expect overall gross margins from new heavy-duty truck sales of approximately 8.8% to 9.9%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.1% in 2022, from 7.8% in 2021. This increase was primarily due to the mix of purchasers during 2022. For 2023, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 9.9% in 2022, from 18.7% in 2021. This decrease was primarily due to declining used commercial vehicle values as new Class 8 vehicle production increased during 2022. This margins in 2021 were primarily a result of the increase in used commercial vehicle values due to strong demand for used commercial vehicles due to production constraints experienced by manufacturers we represent. We expect margins on used commercial vehicles to return to our historical range of between 8.0% and 10.0% in 2023.

Gross margins from commercial vehicle lease and rental sales increased to 31.2% in 2022, from 23.9% in 2021. This increase is primarily related to increased rental fleet utilization and changes initially made in the fall of 2021 with respect to how we finance commercial vehicles for our lease and rental fleet. The interest associated with the WF Credit Agreement, the PLC Agreement and the RTC Canada Revolving Credit Agreement is recorded in interest expense on the Consolidated Statements of Income. Prior to these credit agreements, interest expense associated with our lease and rental fleet purchases was recorded in cost of sales because each borrowing was directly related to each lease and rental vehicle purchased. This change in the structure of financing of our lease and rental fleet results in increased gross margins from our commercial vehicle lease and rental sales. We expect gross margins from lease and rental sales of approximately 28.0% to 31.0% during 2023. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $196.5 million, or 26.9%, in 2022, compared to 2021. This increase primarily resulted from increased general and administrative expense associated with the Summit acquisition and consolidation of RTC Canada into our operating results. SG&A expenses as a percentage of total revenues decreased to 13.1% in 2022, from 14.3% in 2021. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.3% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2023, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2023, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.3 million, or 4.3%, in 2022, compared to 2021.

Interest Expense, Net

Net interest expense increased $17.4 million, or 980.5%, in 2022, compared to 2021. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2021. We expect net interest expense in 2023 to increase due to interest related to lease and rental borrowings and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes increased $195.6 million, or 62.4%, in 2022, compared to 2021, as a result of the factors described above.

Income Taxes

Income tax expense increased $45.0 million, or 62.2%, in 2022, compared to 2021, as a result of the factors described above. We provided for taxes at a 23.0% effective rate in 2022 and 2021. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2023.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For a discussion of information on the year ended December 31, 2021, refer to Part II Item 7 in the 2021 Annual Report on Form 10-K. Inline XBRL Viewer (sec.gov)

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2022, we had working capital of approximately $439.1 million, including $201.0 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our various credit agreements. The resulting interest earned on the Floor Plan Credit Agreement is recognized as an offset to our interest expense.

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

We have a line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit at December 31, 2022, however, $14.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of December 31, 2022.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2022, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $170.0 million to $180.0 million for our leasing operations during 2023, depending on customer demand, most of which will be financed. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2023.

We are currently under contract to construct a new facility in Pontoon Beach, Illinois at an estimated cost of $13.9 million.

During the fourth quarter of 2022, we paid a cash dividend of $11.4 million. Additionally, on February 14, 2023, our Board of Directors declared a cash dividend of $0.21 per share of Class A and Class B common stock, to be paid on March 16, 2023, to all shareholders of record as of February 27, 2023. The total dividend disbursement is estimated to be approximately $11.4 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2022. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2022, we had repurchased $5.8 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2023, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2022. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$294,400	$422,346	$762,982
Investing activities	(240,930)	(432,905)	(127,457)
Financing activities	(690)	(153,343)	(505,097)
Effect of exchange rate changes on cash	118	−	−
Net increase (decrease) in cash	$52,898	$(163,902)	$130,428

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2022, operating activities resulted in net cash provided by operations of $294.4 million. Net cash provided by operating activities primarily consisted of $392.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $199.1 million, deferred income tax of $4.3 million and stock-based compensation of $25.3 million. Cash used in operating activities included an aggregate of $304.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily the result of $31.4 million from the increase in accounts payable, $34.1 million from the increase in customer deposits and $32.8 million from the increase in accrued liabilities which were offset primarily by cash outflows of $74.6 million from an increase in accounts receivable and $324.5 million from an increase in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During 2022, cash used in investing activities totaled $240.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Cash used for business acquisitions was $20.8 million during the year ended December 31, 2022. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $243.1 million during 2022 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $168.5 million for purchases of rental and lease vehicles for the rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2022, our financing activities resulted in net cash used in financing of $0.7 million. The cash outflows consisted primarily of $1,099.2 million used for principal repayments of long-term debt and capital lease obligations during 2022 and $8.7 million for taxes paid related to net share settlement of equity awards. Additionally, during 2022, we paid cash dividends of $44.6 million and used $93.7 million to repurchase shares of Rush Class A common stock and Rush Class B common stock. These cash outflows were partially offset by $273.9 million from net draws on floor plan notes payable (non-trade), borrowings of $958.3 million of long-term debt and $13.3 million from the issuance of shares related to equity compensation plans.

During 2021, our financing activities resulted in net cash used in financing of $153.3 million. The cash outflows consisted primarily of $468.8 million used for principal repayments of long-term debt and capital lease obligations and $33.6 million used to purchase shares of Rush Class A common stock and Rush Class B common stock during. Additionally, during 2021, we paid cash dividends of $41.1 million. These cash outflows were partially offset by $118.9 million from net draws on floor plan notes payable (non-trade), borrowings of $260.3 million of long-term debt related to the lease and rental fleet and $10.9 million from the issuance of shares related to equity compensation plans.

On September 14, 2021, we entered into the WF Credit Agreement with the WF Lenders and the WF Agent which was amended effective November 30, 2022. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2022, we had approximately $40.5 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On December 31, 2022, we had approximately $185.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2022, we had approximately $762.9 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $638.6 million during the year ended December 31, 2022. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into the RTC Canada Revolving Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2022, we had approximately $49.9 million outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into the RTC Canada Floor Plan Agreement with BMO. Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2022, we had approximately $44.6 million outstanding under the RTC Canada Floor Plan Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 187,600 in 2013, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement and discount rates related to finance sales. Our floor plan debt is based on LIBOR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Credit Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of December 31, 2022, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,208.6 million. Assuming an increase or decrease in LIBOR, SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.1 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

Used Commercial Vehicle Inventory Reserves

Description of the Matter

At December 31, 2022, the Company’s used commercial vehicle inventory balance is approximately $80 million, which is net of management’s estimate of used commercial vehicle inventory reserves in the amount of approximately $7 million. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the used commercial vehicle inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

Auditing management’s estimate of the used commercial vehicle inventory reserves involved auditor subjective judgment because the estimate is sensitive to changes in management’s assumptions for forecasted product demand and future sales prices.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of controls over the Company’s processes to estimate the used commercial vehicle inventory reserve, which included management’s review of the underlying significant assumptions.

Our substantive audit procedures included, among others, evaluating the significant assumptions described above, and we tested the completeness and accuracy of underlying data used in the estimation calculations and evaluating significant assumptions. We also compared the cost of on-hand used commercial vehicle inventories to customer demand forecasts and historical sales. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the used commercial vehicle inventory reserves that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 23, 2023

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$201,044	$148,146
Accounts receivable, net	220,651	140,186
Inventories, net	1,429,429	1,020,136
Prepaid expenses and other	16,619	15,986
Total current assets	1,867,743	1,324,454
Property and equipment, net	1,368,594	1,278,207
Operating lease right-of-use assets, net	102,685	69,008
Goodwill, net	416,363	370,331
Other assets, net	65,681	77,977
Total assets	$3,821,066	$3,119,977

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$933,203	$630,731
Current maturities of finance lease obligations	29,209	26,695
Current maturities of operating lease obligations	15,003	12,096
Trade accounts payable	171,717	122,291
Customer deposits	116,240	80,561
Accrued expenses	163,302	131,130
Total current liabilities	1,428,674	1,003,504
Long-term debt, net of current maturities	275,433	334,926
Finance lease obligations, net of current maturities	93,483	89,835
Operating lease obligations, net of current maturities	89,029	57,976
Other long-term liabilities	19,455	26,514
Deferred income taxes, net	151,970	140,473
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2022 and 2021	-	-
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,345,361 Class A shares and 12,083,085 Class B shares outstanding in 2022; and 43,107,867 Class A shares and 12,398,606 Class B shares outstanding in 2021	572	563
Additional paid-in capital	500,642	470,750
Treasury stock, at cost: 1,626,777 Class A shares and 1,112,446 Class B shares in 2022; and 339,786 Class A shares and 492,052 Class B shares in 2021	(130,930)	(36,933)
Retained earnings	1,378,337	1,031,582
Accumulated other comprehensive income (loss)	(4,130)	787
Total Rush Enterprises, Inc. shareholders’ equity	1,744,491	1,466,749
Noncontrolling interest	18,531	-
Total shareholders’ equity	1,763,022	1,466,749
Total liabilities and shareholders’ equity	$3,821,066	$3,119,977

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020

Revenues
New and used commercial vehicle sales	$4,351,370	$3,039,953	$2,863,309
Aftermarket products and services sales	2,372,439	1,793,363	1,600,445
Lease and rental sales	322,257	247,234	236,223
Finance and insurance	29,741	27,964	21,949
Other	25,863	17,628	14,014
Total revenue	7,101,670	5,126,142	4,735,940
Cost of products sold
New and used commercial vehicle sales	3,937,091	2,736,502	2,641,487
Aftermarket products and services sales	1,455,616	1,109,249	1,016,574
Lease and rental sales	221,804	188,093	202,412
Total cost of products sold	5,614,511	4,033,844	3,860,473
Gross profit	1,487,159	1,092,298	875,467
Selling, general and administrative	927,836	731,340	665,258
Depreciation and amortization	55,665	53,354	57,456
Gain on sale of assets	2,455	1,432	1,852
Operating income	506,113	309,036	154,605
Other income	22,338	6,417	6,132
Interest income (expense):
Interest income	639	657	713
Interest expense	(19,763)	(2,427)	(9,727)
Total interest expense, net	(19,124)	(1,770)	(9,014)
Income before taxes	509,327	313,683	151,723
Income tax provision	117,242	72,268	36,836
Net income	392,085	241,415	114,887
Less: Net income attributable to noncontrolling interest	703	-	-
Net income attributable to Rush Enterprises, Inc.	$391,382	$241,415	$114,887

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$7.06	$4.32	$2.09
Diluted	$6.85	$4.17	$2.04

Dividends declared per common share	$0.80	$0.74	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	2022	2021	2020

Net income	$392,085	$241,415	$114,887
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4,316)	(82)	532
Reclassification of currency translation related to equity method accounting	(601)	-	-
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(4,917)	(82)	532
Comprehensive income	$387,168	$241,333	$115,419
Less: Comprehensive income attributable to noncontrolling interest	703	-	-
Comprehensive income attributable to Rush Enterprises, Inc.	$386,465	$241,333	$115,419

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2019	41,930	12,360	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493	–	$1,159,493
Stock options exercised and stock awards	1,247	–	10	19,582	–	–	–	19,592	–	19,592
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,356	–	–	–	19,356	–	19,356
Vesting of restricted share awards	–	339	2	(2,459)	–	–	–	(2,457)	–	(2,457)
Issuance of common stock under employee stock purchase plan	177	–	2	3,900	–	–	–	3,902	–	3,902
Common stock repurchases	(843)	(225)	–	–	(24,807)	–	–	(24,807)	–	(24,807)
Cancellation of treasury stock	(7)	(4)	72	–	326,057	(326,129)	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(17,062)	–	(17,062)	–	(17,062)
Cash dividends declared on Class B common stock	–	–	–	–	–	(5,399)	–	(5,399)	–	(5,399)
Other comprehensive income	–	–	–	–	–	–	532	532	–	532
Net income	–	–	–	–	–	114,887	–	114,887	–	114,887

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037	–	$1,268,037
Stock options exercised and stock awards	784	–	8	14,157	–	–	–	14,165	–	14,165
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	22,246	–	–	–	22,246	–	22,246
Vesting of restricted share awards	–	347	3	(7,447)	–	–	–	(7,444)	–	(7,444)
Issuance of common stock under employee stock purchase plan	149	–	1	4,148	–	–	–	4,149	–	4,149
Common stock repurchases	(329)	(418)	–	–	(34,054)	–	–	(34,054)	–	(34,054)
Cash dividends declared on Class A common stock	–	–	–	–	–	(31,816)	–	(31,816)	–	(31,816)
Cash dividends declared on Class B common stock	–	–	–	–	–	(9,867)	–	(9,867)	–	(9,867)
Other comprehensive income	–	–	–	–	–	–	(82)	(82)	–	(82)
Net income	–	–	–	–	–	241,415	–	241,415	–	241,415

Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	390	–	4	8,029	–	–	–	8,033	–	8,033
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	25,315	–	–	–	25,315	–	25,315
Vesting of restricted share awards	–	304	3	(8,669)	–	–	–	(8,666)	–	(8,666)
Issuance of common stock under employee stock purchase plan	134	–	2	5,217	–	–	–	5,219	–	5,219
Common stock repurchases	(1,287)	(620)	–	–	(93,997)	–	–	(93,997)	–	(93,997)
Cash dividends declared on Class A common stock	–	–	–	–	–	(34,207)	–	(34,207)	–	(34,207)
Cash dividends declared on Class B common stock	–	–	–	–	–	(10,420)	–	(10,420)	–	(10,420)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Foreign currency translation adjustment	–	–	–	–	–	–	(4,316)	(4,316)	–	(4,316)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	391,382	–	391,382	703	392,085

Balance, December 31, 2022	42,345	12,083	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$392,085	$241,415	$114,887
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199,149	169,497	177,347
Gain on sale of property and equipment, net	(2,467)	(1,432)	(1,852)
Gain on joint venture transaction	(12,500)	-	-
Gain on business acquisition	(6,958)	-	-

Stock-based compensation expense related to employee stock options and employee stock purchases	25,315	22,246	19,356
Provision (benefit) for deferred income tax expense	4,261	14,034	(37,858)
Change in accounts receivable, net	(74,607)	32,312	11,223
Change in inventories	(324,508)	(33,572)	536,682
Change in prepaid expenses and other, net	1,340	(252)	5,822
Change in trade accounts payable	31,438	12,053	(23,336)
Payments on floor plan notes payable – trade, net	-	-	(114,958)
Change in customer deposits	34,121	2,993	31,514
Change in accrued expenses	32,789	(31,337)	48,974
Other, net	(5,058)	(5,611)	(4,819)
Net cash provided by operating activities	294,400	422,346	762,982
Cash flows from investing activities:
Acquisition of property and equipment	(243,060)	(167,177)	(136,200)
Proceeds from the sale of property and equipment	7,124	3,447	5,783
Business disposition	27,500	-	-
Business acquisitions, net of cash	(20,762)	(269,332)	-
Other	(11,732)	157	2,960
Net cash used in investing activities	(240,930)	(432,905)	(127,457)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	273,906	118,945	(369,592)
Proceeds from long-term debt	958,328	260,336	157,255
Principal payments on long-term debt	(1,084,465)	(455,064)	(255,279)
Principal payments on finance lease obligations	(14,780)	(13,774)	(11,192)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	13,255	18,313	23,498
Taxes paid related to net share settlement of equity awards	(8,669)	(7,443)	(2,461)
Payments of cash dividends	(44,556)	(41,060)	(22,461)
Common stock repurchased	(93,709)	(33,596)	(24,865)
Net cash used in financing activities	(690)	(153,343)	(505,097)
Net increase (decrease) in cash and cash equivalents	52,780	(163,902)	130,428
Effect of exchange rate on cash	118	-	-
Cash and cash equivalents, beginning of year	148,146	312,048	181,620
Cash and cash equivalents, end of year	$201,044	$148,146	$312,048
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,694	$22,224	$38,806
Income taxes paid, net	$102,038	$101,987	$36,364
Noncash investing and financing activities:
Assets acquired under finance leases	$33,654	$29,044	$49,523

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency. Results of operations for RTC Canada are translated to USD using the average exchange rate on a monthly basis during each quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss) and the Consolidated Statement of Comprehensive Income.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Rush Enterprises, Inc. together with its consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Estimates in Financial Statements

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Allowance for Credit Losses and Repossession Losses

The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. Accounts receivables consist primarily of commercial vehicle sales receivables, manufacturers’ receivables, leasing and parts and service receivables and other trade receivables. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

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

	2022	2021	Estimated Life (Years)
Land	$162,641	$156,169		–
Buildings and improvements	570,595	552,965	10	–	39
Leasehold improvements	42,236	39,665	2	–	39
Machinery and shop equipment	96,584	92,762	5	–	20
Furniture, fixtures and computers	98,609	84,728	3	–	15
Transportation equipment	116,327	103,611	3	–	15
Lease and rental vehicles	1,067,006	947,318	1	–	8
Construction in progress	14,585	6,664
Accumulated depreciation and amortization	(799,989)	(705,675)

Total	$1,368,594	$1,278,207

The Company recorded depreciation expense of $177.1 million and amortization expense of $22.1 million for the year ended December 31, 2022, depreciation expense of $148.3 million and amortization expense of $21.2 million for the year ended December 31, 2021, and depreciation expense of $157.8 million and amortization expense of $19.5 million for the year ended December 31, 2020.

As of December 31, 2022, the Company had $114.7 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $49.1 million. The Company recorded depreciation and amortization expense of $143.5 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2022, $116.1 million for the year ended December 31, 2021 and $119.9 million for the year ended December 31, 2020.

Purchase Price Allocation, Intangible Assets and Goodwill

Purchase price allocation for business combinations and asset acquisitions requires the use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the single asset or group of assets, as applicable, is not a business. If not, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.

In connection with the Company’s business combinations, it records certain intangible assets, including franchise rights. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life. See Note 15 – Acquisitions in the Notes to the Financial Statements for further discussion.

Goodwill represents the excess, at the date of acquisition, of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. In addition to goodwill, the Company recognizes separately identifiable intangible assets for rights under franchise agreements with manufacturers.

The fair value of the intangible franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $12.3 million as of December 31, 2022 and $8.6 million as of December 31, 2021, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

The Company assesses goodwill and intangible franchise rights for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs. See Fair Value Measurements below for further discussion of Level 3 fair value inputs.

For the annual goodwill and intangible franchise rights impairment assessment conducted in the fourth quarter of 2022, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.

No impairments of goodwill or intangible franchise rights were recorded during the years ended December 31, 2022, 2021 and 2020.

The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2022 (in thousands):

Balance December 31, 2021	$370,331
Acquisitions during 2022	47,437
Currency translation	(1,405)
Balance December 31, 2022	$416,363

Equity Method Investments

On February 25, 2019, the Company acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. Prior to acquiring an additional 30% equity interest on May 2, 2022, for approximately $20.0 million, the Company accounted for the equity interest in RTC Canada using the equity method of accounting. Subsequent to the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements. Income (loss) related to the 20% equity owner of RTC Canada is reflected in the accompanying consolidated financial statements as a noncontrolling interest. See Note 15 – Acquisitions in the Notes to the Financial Statements for further discussion.

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

Revenue Recognition Policies

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assesses whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenue, see Note 17 – Revenue of the Notes to Consolidated Financial Statements.

Rental and Lease Sales

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities and other general operating purposes.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2022	2021	2020
Weighted-average stock volatility	34.97%	36.03%	33.11%
Expected dividend yield	1.44%	1.65%	1.20%
Risk-free interest rate	2.13%	1.07%	0.80%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$16.81	$14.77	$6.36

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $8.7 million for 2022, $7.5 million for 2021 and $7.9 million for 2020. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 (Internal Use Software), which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs, including capitalized interest, of approximately $4.2 million as of December 31, 2022, net of accumulated amortization of $14.9 million, and had $5.5 million as of December 31, 2021, net of accumulated amortization of $13.6 million.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed through acquisitions at their estimated fair values as of the date of acquisition. The purchase price allocation for business combinations and asset acquisitions requires the use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. As a result, during the measurement period, which is not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Income.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In December 2022, the FASB deferred the expiration date of Topic 848 with the issuance of ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” The new accounting rules extend the relief in Topic 848 beyond the cessation date of USD LIBOR. The new accounting rules must be adopted by the fourth quarter of 2024. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

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

Manufacturer	Expiration Dates
Peterbilt	May 2023
International	May 2023 through December 2027
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2024
IC Bus	May 2025 through December 2027

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt commercial vehicles accounted for approximately 59.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2022, 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2021, and 59.0% of the Company’s new vehicle sales revenue for the year ended December 31, 2020.

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

From time to time, the Company uses the WF Credit Agreement to finance its Idealease lease and rental fleet vehicles and for other working capital needs Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

The Company uses the PLC Agreement to finance its PacLease lease and rental fleet vehicles. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance commercial vehicle purchases and other equipment to be leased or rented through the Company’s PacLease franchises.

RTC Canada uses the RTC Canada Revolving Credit Agreement to finance its Idealease lease and rental fleet vehicles. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million available upon the request of RTC Canada and consent of BMO.

RTC Canada uses the RTC Canada Floor Plan Agreement to finance its new and used vehicle inventory. Pursuant to the terms of the RTC Canada Floor Plan Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2022	2021

Trade accounts receivable from sale of vehicles	$83,158	$37,599
Trade receivables other than vehicles	96,978	68,884
Warranty claims	13,060	9,290
Other accounts receivable	29,776	26,003
Less allowance for credit losses	(2,322)	(1,590)

Total	$220,651	$140,186

Accounts receivable as of January 1, 2021 was $172.5 million.

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2022	2021

New commercial vehicles	$955,485	$617,225
Used commercial vehicles	86,306	95,051
Parts and accessories	369,562	290,007
Other	34,564	26,232
Less allowance	(16,488)	(8,379)

Total	$1,429,429	$1,020,136

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2022
Reserve for parts inventory	$7,460	$7,378	$(5,415)	$9,423
Reserve for commercial vehicle inventory	919	13,653	(7,507)	7,065

2021
Reserve for parts inventory	$9,315	$3,520	$(5,375)	$7,460
Reserve for commercial vehicle inventory	6,075	(536)	(4,620)	919

2020
Reserve for parts inventory	$7,661	$4,501	$(2,847)	$9,315
Reserve for commercial vehicle inventory	9,602	9,598	(13,125)	6,075

Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Accounting Standards Topic 326, Financial Instruments Credit Losses, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2021	Provision for the Year Ended December 31, 2022	Write offs Against Allowance, net of Recoveries	Balance December 31, 2022

Commercial vehicle receivables	$76	$105	$(21)	$160
Manufacturers’ receivables	419	2,580	(2,426)	573
Leasing, parts and service receivables	1,069	2,673	(2,153)	1,589
Other receivables	26	-	(26)	-
Total	$1,590	$5,358	$(4,626)	$2,322

7.	FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $1.0 billion and has the interest rate benchmarked to LIBOR, as defined in the agreement. The interest rate under the Company’s Floor Plan Credit Agreement is the one month LIBOR rate plus 1.10%. The effective interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 5.24% as of December 31, 2022. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement.

The Company’s RTC Canada Floor Plan Agreement provides for a loan commitment of up to $116.7 million CAD and has the interest benchmarked to CDOR, as defined in the agreement. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement and RTC Canada Floor Plan Agreement, under which BMO Harris and BMO pay the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement and RTC Canada Floor Plan Agreement are due when the related commercial vehicle inventory (collateral) is sold. The Company’s Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. On December 31, 2022, the Company had approximately $762.9 million outstanding under its Floor Plan Credit Agreement. The Company’s RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2022, the Company had approximately $44.6 million outstanding under the RTC Canada Floor Plan Agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.56% for the year ended December 31, 2022, and 0.42% for the year ended December 31, 2021, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2022	2021
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,034,727	$711,358
Vehicle sale related accounts receivable	83,158	37,599
Total	$1,117,885	$748,957

Floor plan notes payable related to vehicles	$933,203	$630,731

Lines of Credit

The Company has a line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2022; however, $14.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of December 31, 2022.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2022	2021

Variable interest rate term notes	$275,433	$334,926
Less: current maturities	-	-

Total long-term debt, net of current maturities	$275,433	$334,926

As of December 31, 2022, long-term debt maturities were as follows (in thousands):

2023	-
2024	40,475
2025	185,024
2026	49,934
2027	-
Thereafter	-
Total	$275,433

On September 14, 2021, the Company entered into the WF Credit Agreement with the WF Lenders and the WF Agent. The WF Credit Agreement was amended effective November 30, 2022. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. The Company may terminate the commitments at any time. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

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

On May 31, 2022, RTC Canada entered into the RTC Canada Revolving Credit Agreement. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026.

The interest associated with the WF Credit Agreement, the PLC Agreement and the RTC Canada Revolving Credit Agreement is recorded in interest expense on the Consolidated Statement of Income. The WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement are general borrowing facilities, whereas prior to these credit agreements, interest expense associated with the Company’s lease and rental fleet was recorded in cost of sales as the borrowings were directly related to each lease and rental vehicle.

The Company’s floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2022, the Company was in compliance with all debt covenants related to its floor plan credit agreements and the WF Credit Agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2022, and 2021. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company adopted Topic 842 on January 1, 2019, and applied the practical expedients permitted, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one year to ten years. Commercial vehicle finance leases have always been reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $41.7 million for the year ended December 31, 2022 and $33.0 million for the year ended December 31, 2021.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2022, the Company guaranteed commercial vehicle residual values of approximately $64.4 million under operating lease and finance lease arrangements.

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

The Company leases facilities in Ontario, Canada from entities owned by the noncontrolling interest holder of RTC Canada. In 2022, the Company recorded approximately $2.8 million in operating lease expense related to these leases.

Lease Costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Year Ended
Component	Classification	December 31, 2022	December 31, 2021
Operating lease cost	SG&A expense	$11,288	$9,826
Operating lease cost	Lease and rental cost of products sold	6,081	4,449
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	20,135	19,138
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	4,783	5,749
Short-term lease cost	SG&A expense	413	135

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$21,874	$20,024
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$14,780	$13,774
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$54,385	$24,802

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2022 are as follows:

	Finance Leases	Operating
Weighted-average remaining lease term (in months)	44	122
Weighted-average discount rate	4.3%	4.3%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2022 are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$33,854	$18,297
2024	32,863	18,274
2025	26,930	14,245
2026	18,752	13,149
2027	11,553	10,923
2028 and beyond	11,948	58,167
Total lease payments	$135,900	$133,055
Less: Imputed interest	(13,208)	(29,023)
Present value of lease liabilities	$122,692	$104,032

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2022 in the amount of $6.0 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of December 31, 2022, are as follows (in thousands):

2023	$157,666
2024	124,174
2025	88,974
2026	55,871
2027	30,388
Thereafter	15,825
Total	$472,898

Rental income during the year ended December 31, 2022, and 2021, consisted of the following (in thousands):

	2022	2021
Minimum rental payments	$278,330	$214,400
Nonlease payments	43,927	32,834
Total	$322,257	$247,234

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 460,602 shares remaining of the 2,700,000 shares of the Company’s Class A common Stock that were reserved for issuance. The Company issued 134,115 shares under the Employee Stock Purchase Plan during the year ended December 31, 2022 and 148,999 shares during the year ended December 31, 2021. Of the 7,418 employees eligible to participate, approximately 2,104 elected to participate in the plan as of December 31, 2022.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 750,000 shares of Class A common stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A common stock equivalent to a compensation value of $145,000; provided however, that directors may elect to receive up to 40% of the value of such grant in cash. In 2022, three non-employee directors each received a grant of 2,757 shares of the Company’s Class A common stock, two non-employee directors each received a grant of 1,654 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 1,930 shares of the Company’s Class A common stock and $43,500 cash, for total compensation equivalent to $145,000 each. In 2021, three non-employee directors each received a grant of 2,875 shares of the Company’s Class A common stock and two non-employee directors each received a grant of 2,013 shares of the Company’s Class A common stock and $43,500 cash and one non-employee director received a grant of 1,725 shares of the Company’s Class A common stock and $58,000 cash for total compensation equivalent to $145,000 each. One director who was appointed to the Company’s Board of Directors in October of 2021 received 1,350 shares of the Company’s Class A common stock, for total compensation equivalent to $72,500. Under the Director Plan, there are approximately 134,643 shares remaining for issuance of the 750,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company granted 13,509 shares of Class A common stock under the Director Plan during the year ended December 31, 2022 and 15,726 shares of Class A common stock under the Director Plan during the year ended December 31, 2021.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A common stock or 150,000 shares of Class B common stock. Each option granted pursuant to the 2007 Incentive Plan has a ten-year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 13,200,000 shares of Class A common stock and 4,800,000 shares of Class B common stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2022, approximately 1,756,629 shares of Class A common stock and 955,225 shares of Class B common stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B common stock upon the exercise of stock options or vesting of restricted stock awards. During the year ended December 31, 2022, the Company granted to employees 511,900 options to purchase Class A common stock and 354,600 restricted Class B common stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted, but are subject to vesting requirements. During the year ended December 31, 2021, the Company granted to employees 498,700 options to purchase Class A common stock and 340,650 shares of restricted Class B common stock awards under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $25.3 million for the year ended December 31, 2022, $22.2 million for the year ended December 31, 2021, and $19.4 million for the year ended December 31, 2020. Cash received from options exercised and shares purchased under all share-based payment arrangements was $13.3 million for the year ended December 31, 2022, $18.3 million for the year ended December 31, 2021, and $23.5 million for the year ended December 31, 2020.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2022	3,804,976	$26.31
Granted	511,900	53.04
Exercised	(376,860)	21.31
Forfeited	(24,750)	39.20
Balance of Outstanding Options at December 31, 2022	3,915,266	$30.20	6.0	$86,815,673
Expected to vest after December 31, 2022	2,375,412	$35.73	7.4	$39,675,140
Vested and exercisable at December 31, 2022	1,514,871	$21.24	3.8	$47,018,146

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A common stock on December 31, 2022, which was $52.28. The total intrinsic value of options exercised was $11.6 million during the year ended December 31, 2022, $23.4 million during the year ended December 31, 2021, and $20.8 million during the year ended December 31, 2020.

The following table presents a summary of the status of the number of shares underlying the Company’s non-vested stock options as of December 31, 2022, and changes during the year ended December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2022	2,576,614	$9.35
Granted	511,900	16.81
Vested	(663,369)	8.96
Forfeited	(24,750)	12.05
Non-vested at December 31, 2022	2,400,395	$11.02

The total fair value of vested options was $5.9 million during the year ended December 31, 2022, $5.0 million during the year ended December 31, 2021, and $4.5 million during the year ended December 31, 2020. The weighted-average grant date fair value of options granted was $16.81 per share during the year ended December 31, 2022, $14.77 per share during the year ended December 31, 2021, and $6.36 per share during the year ended December 31, 2020.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2022. The restricted stock awards granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards at December 31, 2022:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2022	843,820			$31.97
Granted	368,109			50.00
Vested	(458,252)			30.14
Forfeited	(1,000)			49.90
Outstanding non-vested at December 31, 2022	752,677	8.4	$42,353,135	41.87
Expected to vest after December 31, 2022	751,079	8.4	$42,263,234

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards during the year ended December 31, 2022 was $13.8 million. The weighted-average grant date fair value of stock awards granted was $50.00 per share during the year ended December 31, 2022, $44.86 per share during the year ended December 31, 2021 and $21.98 per share during the year ended December 31, 2020.

As of December 31, 2022, the Company had $10.6 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $10.9 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”) that is available to all employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. Effective June 16, 2020, as part of the Company’s expense reductions due to the Covid-19 pandemic, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service. Effective March 15, 2021, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $12.1 million during the year ended December 31, 2022, $8.2 million during the year ended December 31, 2021 and $6.0 million during the year ended December 31, 2020.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan was amended and restated effective May 18, 2021 in order to bring the plan into conformance with current “best” practices. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $19.4 million on December 31, 2022 and $21.3 million on December 31, 2021. The related cash surrender value of the life insurance contracts was $13.0 million on December 31, 2022 and $12.7 million on December 31, 2021.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2022	2021	2020
Numerator-
Numerator for basic and diluted earnings per share − Net income available to common shareholders	$391,382	$241,415	$114,887
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	55,400	55,892	54,866
Effect of dilutive securities− Employee and director stock options and restricted share awards	1,751	1,986	1,376
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	57,151	57,878	56,242
Basic earnings per common share	$7.06	$4.32	$2.09
Diluted earnings per common share and common share equivalents	$6.85	$4.17	$2.04

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2022, 2021 and 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2022	2021	2020
Anti-dilutive options – weighted average	847	437	1,349

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before income taxes:
Domestic	$502,141	$307,260	$146,055
Foreign	7,186	6,423	5,668
Total	509,327	313,683	151,723

Current provision
Federal	$93,942	$47,475	$67,988
State	16,516	10,759	6,706
Foreign	2,523	-	-
Total	112,981	58,234	74,694
Deferred provision (benefit)
Federal	7,975	13,809	(37,683)
State	(565)	(631)	(1,254)
Foreign	(3,149)	856	1,079
Total	4,261	14,034	(37,858)
Provision for income taxes	$117,242	$72,268	$36,836

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income taxes at the federal statutory rate	$106,959	$65,694	$31,862
State income taxes, net of federal benefit	12,708	7,874	4,487
Tax effect of permanent differences	(488)	(2,502)	283
Foreign tax rate differential	(2,134)	(313)	(111)
Other, net	197	1,515	315
Provision for income taxes	$117,242	$72,268	$36,836

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2022	2021
Deferred income tax (assets) liabilities:
Inventory	$(4,710)	$(2,704)
Accounts receivable	(430)	(349)
Finance lease obligations	(28,514)	(27,242)
Finance and operating leases	(25,283)	(16,379)
Stock options	(7,525)	(6,993)
Accrued liabilities	(3,632)	(5,768)
State net operating loss carry forward	(1,268)	(1,438)
State tax credit	(77)	(120)
Other	(5,519)	(2,765)
Difference between book and tax basis- Operating lease assets	24,989	16,132
Difference between book and tax basis- Depreciation and amortization	203,939	188,099
Net deferred income tax liability	$151,970	$140,473

The increase in the net deferred income tax liability from December 31, 2021 to December 31, 2022 includes $7.2 million in deferred income tax liability related to the inclusion of RTC Canada in the Company’s consolidated financial statements subsequent to the acquisition of the additional 30% equity interest on May 2, 2022.

As of December 31, 2022, the Company had approximately $23.5 million in state net operating loss carry forwards that expire from 2022 to 2041, which result in a deferred tax asset of approximately $1.3 million. The Company has evaluated whether its state net operating losses are realizable and has not recorded a valuation allowance against them. The valuation allowance did not change over the prior year ending December 31, 2021.

The Company had unrecognized income tax benefits totaling $5.3 million as a component of accrued liabilities as of December 31, 2022, and $4.3 million as of December 31, 2021, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $22,800, $129,660, and $6,150 in interest expense. No amounts were accrued for penalties. The Company had approximately $302,000, $279,000 and $150,000 of interest accrued as of December 31, 2022, 2021 and 2020, respectively.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $18.9 million at December 2022. Those earnings are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the distribution of untaxed earnings and profits.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2022, the tax years ended December 31, 2019 through 2022 remained subject to audit by federal tax authorities and the tax years ended December 31, 2018 through 2022, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2022	2021	2020
Unrecognized tax benefits at beginning of period	$4,309	$3,306	$3,007
Gross increases – tax positions in current year	2,025	1,512	651
Reductions due to lapse of statute of limitations	(957)	(509)	(352)
Unrecognized tax benefits at end of period	$5,377	$4,309	$3,306

14.	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of December 31, 2022, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

15.	ACQUISITIONS

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On November 7, 2022, the Company acquired certain assets of Scheppers International Truck Center, Inc., which included real estate and an International truck franchise in Jefferson City, Missouri, along with commercial vehicle and parts inventory. The transaction was valued at approximately $6.8 million, with the purchase price paid in cash.

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

The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Cash	$4,310
Accounts receivable	19,072
Inventory	56,255
Property and equipment, including real estate	80,337
Floor plan notes payable	(30,501)
Trade payables	(19,978)
Customer deposits	(1,980)
Accrued liabilities	(7,875)
Notes payable	(69,545)
Goodwill	44,033
Franchise rights	3,906
Other	3,422
Equity investment in RTC Canada	(37,309)
Noncontrolling interest	(17,828)
Gain on equity method investment	(6,958)

Total	$19,361

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

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Subsequent to the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2022, 2021 or 2020.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2022, 2021 and 2020 (in thousands):

	Truck	All
	Segment	Other	Totals
2022
Revenues from external customers	$7,084,847	$16,821	$7,101,668
Interest income	639	-	639
Interest expense	19,763	-	19,763
Depreciation and amortization	55,354	311	55,665
Segment operating income	505,415	698	506,113
Segment income from continuing operations before taxes	508,629	698	509,327
Segment assets	3,769,007	52,059	3,821,066
Goodwill	413,803	2,560	416,363
Expenditures for segment assets	242,503	557	243,060

2021
Revenues from external customers	$5,109,070	$17,072	$5,126,142
Interest income	657	-	657
Interest expense	2,119	308	2,427
Depreciation and amortization	53,096	258	53,354
Segment operating income	307,394	1,642	309,036
Segment income from continuing operations before taxes	312,350	1,333	313,683
Segment assets	3,068,365	51,612	3,119,977
Goodwill	367,771	2,560	370,331
Expenditures for segment assets	163,624	3,553	167,177

2020
Revenues from external customers	$4,721,058	$14,882	$4,735,940
Interest income	713	-	713
Interest expense	9,444	283	9,727
Depreciation and amortization	57,162	294	57,456
Segment operating income	153,841	764	154,605
Segment income from continuing operations before taxes	151,222	501	151,723
Segment assets	2,939,390	46,003	2,985,393
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	135,956	244	136,200

17.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (in thousands):

	2022	2021	2020
Commercial vehicle sales revenue	$4,351,370	$3,039,953	$2,863,309
Parts revenue	1,436,981	1,059,382	911,102
Commercial vehicle repair service revenue	935,458	733,981	689,343
Finance revenue	16,992	16,385	12,047
Insurance revenue	12,749	11,579	9,902
Other revenue	25,863	17,628	14,014
Total	$6,779,413	$4,878,908	$4,499,717

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2022 or December 31, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Other revenue consists mostly of documentation fees that are charged to customers in connection with the sale of a commercial vehicle and recognized as other revenue when a truck is sold. The Company recognizes the documentation fees at the point in time when the commercial vehicle is delivered to the customer.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2020	$869
Foreign currency translation adjustment	(82)
Balance as of December 31, 2021	$787
Reclassification of currency translation related to equity method of RTC Canada	(601)
Foreign currency translation adjustment	(4,316)
Balance as of December 31, 2022	(4,130)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated in USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss and the statement of comprehensive income.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

February 23, 2023

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth herein, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2022, and 2021;

Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020;

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and

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

10.18+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.19+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.20

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.21

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.22

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.23

Guaranty Agreement, dated as of April 25, 2019 between Rush and the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.24

Fifth Amended and Restated Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.25

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.26

First Amendment to Credit Agreement, dated as of November 30, 2022 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 2, 2022)

10.27

Collateral Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. and the subsidiaries of Rush party thereto as borrowers in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.28

Guaranty Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.29

Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of October 1, 2021 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.30

Promissory Note dated October 1, 2021 issued by Rush Truck Leasing, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.31

Corporate Guarantee dated November 1, 2002, issued by Rush Enterprises, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.32

Bank of Montreal Revolving Lease and Rental Credit Agreement, dated May 31, 2022 between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2022)

10.33

First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of July 15, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.34

Amended and Restated Guaranty Agreement, dated as of July 15, 2022, between Rush Enterprises, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.35*	Right of First Refusal Agreement entered into by and among Rush Enterprises, Inc., W.M. “Rusty” Rush and Frost Bank.

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: February 23, 2023
W. M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 23, 2023
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 23, 2023
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 23, 2023
Thomas A. Akin

/s/ RAYMOND J. CHESS	Director	February 23, 2023
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 23, 2023
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 23, 2023
William H. Cary

/s/ ELAINE MENDOZA	Director	February 23, 2023
Elaine Mendoza

/s/ TROY A. CLARKE	Director	February 23, 2023
Troy A. Clarke