Form 10-Q
period 2023-03-31
RUSH ENTERPRISES INC \TX\
filed 2023-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                          Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2023.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	42,020,101
Class B Common Stock, $.01 Par Value	12,264,252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,292	$201,044
Accounts receivable, net	229,684	220,651
Inventories, net	1,498,948	1,429,429
Prepaid expenses and other	19,028	16,619
Total current assets	1,973,952	1,867,743
Property and equipment, net	1,404,566	1,368,594
Operating lease right-of-use assets, net	99,753	102,685
Goodwill, net	416,481	416,363
Other assets, net	74,800	65,681
Total assets	$3,969,552	$3,821,066

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,015,971	$933,203
Current maturities of finance lease obligations	31,894	29,209
Current maturities of operating lease obligations	14,948	15,003
Trade accounts payable	200,412	171,717
Customer deposits	100,397	116,240
Accrued expenses	149,455	163,302
Total current liabilities	1,513,077	1,428,674
Long-term debt, net of current maturities	262,467	275,433
Finance lease obligations, net of current maturities	100,240	93,483
Operating lease obligations, net of current maturities	86,188	89,029
Other long-term liabilities	22,920	19,455
Deferred income taxes, net	155,124	151,970
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2023 and 2022	–	−
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,149,927 Class A shares and 12,307,852 Class B shares outstanding in 2023; and 42,345,361 Class A shares and 12,083,085 Class B shares outstanding in 2022	577	572
Additional paid-in capital	512,998	500,642
Treasury stock, at cost: 2,041,809 Class A shares and 1,168,432 Class B shares in 2023; and 1,626,777 Class A shares and 1,112,446 Class B shares in 2022	(156,210)	(130,930)
Retained earnings	1,457,203	1,378,337
Accumulated other comprehensive loss	(3,898)	(4,130)
Total Rush Enterprises, Inc. shareholders’ equity	1,810,670	1,744,491
Noncontrolling interest	18,866	18,531
Total shareholders’ equity	1,829,536	1,763,022
Total liabilities and shareholders’ equity	$3,969,552	$3,821,066

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
New and used commercial vehicle sales	$1,161,725	$935,719
Aftermarket products and services sales	648,226	543,263
Lease and rental	86,666	71,335
Finance and insurance	6,571	7,525
Other	8,579	5,360
Total revenue	1,911,767	1,563,202
Cost of products sold
New and used commercial vehicle sales	1,050,365	834,993
Aftermarket products and services sales	402,155	334,208
Lease and rental	60,478	48,561
Total cost of products sold	1,512,998	1,217,762
Gross profit	398,769	345,440
Selling, general and administrative expense	256,808	224,447
Depreciation and amortization expense	14,314	13,674
Gain on sale of assets	129	180
Operating income	127,776	107,499
Other income	2,347	14,064
Interest expense, net	10,983	1,219
Income before taxes	119,140	120,344
Income tax provision	28,350	27,891
Net income	$90,790	$92,453
Less: Net income attributable to noncontrolling interest	(335)	–
Net income attributable to Rush Enterprises, Inc.	$90,455	$92,453

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.65	$1.65
Diluted	$1.60	$1.60

Weighted average shares outstanding:
Basic	54,767	55,938
Diluted	56,564	57,912

Dividends declared per common share	$0.21	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$90,790	$92,453
Other comprehensive income, net of tax:
Foreign currency translation	232	445
Other comprehensive income attributable to Rush Enterprises, Inc.	232	445
Comprehensive income	$91,022	$92,898
Less: Comprehensive income attributable to noncontrolling interest	335	–
Comprehensive income attributable to Rush Enterprises, Inc.	$90,687	$92,898

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

								Total
								Rush
	Common Stock						Accumulated	Enterprises,
	Shares		$0.01	Additional			Other	Inc.		Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	42,345	12,083	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	152	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	281	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	68	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(415)	(56)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	42,150	12,308	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536

								Total
								Rush
	Common Stock						Accumulated	Enterprises,
	Shares		$0.01	Additional			Other	Inc.		Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	112	–	1	2,384	–	–	–	2,385	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793	–	13,793
Vesting of restricted share awards	–	302	3	(7,215)	–	–	–	(7,212)	–	(7,212)
Issuance of common stock under employee stock purchase plan	66	–	1	2,434	–	–	–	2,435	–	2,435
Common stock repurchases	(192)	(104)	–	–	(15,315)	–	–	(15,315)	–	(15,315)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,189)	–	(8,189)	–	(8,189)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,505)	–	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445	–	445
Net income	–	–	–	–	–	92,453	–	92,453	–	92,453
Balance, March 31, 2022	43,094	12,597	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039	–	$1,545,039

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$90,790	$92,453
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	53,896	45,809
Gain on sale of property and equipment, net	(129)	(179)
Gain on joint venture transaction	−	(12,500)
Stock-based compensation expense related to employee stock options and employee stock purchases	13,080	13,793
Provision for deferred income tax expense	3,165	1,019
Change in accounts receivable, net	(8,972)	(58,810)
Change in inventories	(52,845)	(98,292)
Change in prepaid expenses and other, net	(2,408)	(578)
Change in trade accounts payable	27,130	49,656
Change in customer deposits	(15,892)	(8,715)
Change in accrued expenses	(14,699)	14,574
Other, net	(650)	(3,645)
Net cash provided by operating activities	92,466	34,585
Cash flows from investing activities:
Acquisition of property and equipment	(90,446)	(45,689)
Proceeds from the sale of property and equipment	122	2,635
Business disposition	−	27,500
Other	(5,190)	(736)
Net cash used in investing activities	(95,514)	(16,290)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	82,642	71,478
Proceeds from long-term debt	257,705	207,500
Principal payments on long-term debt	(270,793)	(204,000)
Principal payments on finance lease obligations	(4,471)	(3,997)
Proceeds from issuance of shares relating to equity awards	6,245	4,823
Taxes paid related to net share settlement of equity awards	(6,964)	(7,215)
Payments of cash dividends	(12,062)	(11,083)
Common stock repurchased	(24,008)	(14,421)
Net cash provided by financing activities	28,294	43,085
Net increase in cash and cash equivalents	25,246	61,380
Effect of exchange rate on cash	204	–
Cash and cash equivalents, beginning of period	200,842	148,146
Cash and cash equivalents, end of period	$226,292	$209,526
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,712	$2,244
Income taxes paid (refund), net	$374	$(14)
Noncash investing and financing activities:
Assets acquired under finance leases	$16,178	$2,672

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency, the Canadian dollar. Results of operations for RTC Canada are translated to USD using the average exchange rate on a monthly basis during each quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss).

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of March 31, 2023, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$90,455	$92,453
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	54,767	55,938
Effect of dilutive securities– Employee stock options and restricted share awards	1,797	1,974
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	56,564	57,912
Basic earnings per common share	$1.65	$1.65
Diluted earnings per common share and common share equivalents	$1.60	$1.60

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2023 and 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2023	March 31, 2022
Anti-dilutive options – weighted average	853	502

4 – Stock Options and Restricted Stock Awards

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $13.1 million for the three months ended March 31, 2023, and $13.8 million for the three months ended March 31, 2022.

As of March 31, 2023, the Company had $16.7 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.6 years and $21.6 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2023, and December 31, 2022. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, variable interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. Thus, the carrying amount of such debt approximates fair value.

6 – Segment Information

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2023 and 2022 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2023
Revenues from external customers	$1,907,941	$3,826	$1,911,767
Segment operating income	127,563	213	127,776
Segment income before taxes	118,927	213	119,140
Segment assets	3,913,928	55,624	3,969,552

As of and for the three months ended March 31, 2022
Revenues from external customers	$1,559,051	$4,151	$1,563,202
Segment operating income	107,320	179	107,499
Segment income before taxes	120,259	85	120,344
Segment assets	3,266,895	54,653	3,321,548

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $5.3 million as a component of accrued liabilities as of March 31, 2023 and December 31, 2022, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $302,000 accrued for the payment of interest as of March 31, 2023 and December 31, 2022. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2023, the tax years ended December 31, 2019 through 2022 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2018 through 2022, remained subject to audit by state tax authorities.

8 – Revenue

The Company’s non-lease and rental revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Commercial vehicle sales revenue	$1,161,725	$935,719
Parts revenue	384,418	330,743
Commercial vehicle repair service revenue	263,808	212,520
Finance revenue	3,508	4,489
Insurance revenue	3,063	3,036
Other revenue	8,579	5,360
Total	$1,825,101	$1,491,867

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2023. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

9 – Leases

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of March 31, 2023 was $6.6 million, compared to $6.0 million as of December 31, 2022, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three months ended March 31, 2023 and March 31, 2022 consisted of the following (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Minimum rental payments	$75,160	$61,998
Nonlease payments	11,506	9,337
Total	$86,666	$71,335

10 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2022	$(4,130)
Foreign currency translation adjustment	232
Balance as of March 31, 2023	$(3,898)

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

11 – Accounts Receivable and Allowance for Credit Losses

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2022	Provision for the Three Months Ended March 31, 2023	Write offs Against Allowance, net of Recoveries		Balance March 31, 2023
Commercial vehicle receivables	$160	$(78)	$	−	$82
Manufacturers’ receivables	573	353		(241)	685
Leasing, parts and service receivables	1,589	1,023		(761)	1,851
Other receivables	−	−		22	22
Total	$2,322	$1,298		$(980)	$2,640

12 – Acquisitions

The following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805, Business Combinations. Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

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

As of May 2, 2022, the Company established a noncontrolling interest related to the minority holders. The fair value of the 20% noncontrolling interest in RTC Canada is estimated to be $17.8 million. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach. Since RTC Canada is a private company, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement . The fair value estimates are based on: (i) a discount rate of 11%; (ii) a terminal value based on a long-term sustainable growth rate of 3%; (iii) financial multiples of companies in the same industry as RTC Canada; and (iv) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in RTC Canada.

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

The purchase price allocation has not yet been finalized. The Company is currently working with RTC Canada to obtain additional information that existed at the time of the acquisition related to property and equipment. Management has recorded the purchase price allocations based upon currently available information about RTC Canada. The goodwill of $44.0 million for the RTC Canada acquisition is primarily attributable to the synergies expected to arise after obtaining a controlling interest in the entity.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, as well as statements regarding the effects COVID-19 may have on our business and financial results. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment, and conducts business through its subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Dennis Eagle, IC Bus and Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

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

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 259,018 units in 2023, which would represent a 0.1% decrease compared to 2022. We expect our U.S. market share of new Class 8 truck sales to range between 6.2% and 6.8% in 2023. This market share percentage would result in the sale of approximately 16,000 to 17,500 new Class 8 trucks in 2023. Additionally, we expect to sell approximately 750 new Class 8 trucks in Canada in 2023.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 253,600 units in 2023, which would represent an 8.6% increase compared to 2022.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.5% and 5.1% in 2023. This market share percentage would result in the sale of approximately 11,500 to 13,000 new Class 4 through 7 commercial vehicles in 2023. Additionally, we expect to sell approximately 300 new Class 5 through 7 commercial vehicles in Canada in 2023.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2023.

We expect lease and rental revenue to increase 9% to 11% during 2023, compared to 2022. This projected increase in lease and rental revenue in 2023, compared to 2022, is primarily related to strong demand for lease commercial vehicles and the consolidation of RTC Canada into our operating results.

We believe our Aftermarket Products and Services revenues will increase 9% to 12% in 2023, compared to 2022. Although inflation on parts pricing is beginning to moderate, we are projecting an increase in Aftermarket Products and Services revenues in 2023, compared to 2022, primarily due to price increases in the second half of 2022 by the manufacturers of parts we sell and the consolidation of RTC Canada into our operating results.

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

Critical Accounting Policies and Estimates

The preparation of our interim unaudited consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities in our interim unaudited consolidated financial statements and accompanying notes. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results might differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" in our Form 10-K. There were no material changes to our significant accounting policies.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2023 and 2022.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2023	2022

New and used commercial vehicle sales	60.8%	59.9%
Parts and service sales	33.9	34.7
Lease and rental	4.5	4.6
Finance and insurance	0.3	0.5
Other	0.5	0.3
Total revenues	100.0	100.0
Cost of products sold	79.1	77.9
Gross profit	20.9	22.1
Selling, general and administrative	13.4	14.4
Depreciation and amortization	0.8	0.8
Gain on sale of assets	0.0	0.0
Operating income	6.7	6.8
Other income	0.1	0.9
Interest expense, net	0.6	0.1
Income before income taxes	6.2	7.7
Provision for income taxes	1.5	1.8
Net income	4.7%	5.9%
Net income attributable to noncontrolling interest	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.7%	5.9%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2023	2022
Gross Profit:
New and used commercial vehicle sales	27.9%	29.2%
Parts and service sales	61.7	60.5
Lease and rental	6.6	6.6
Finance and insurance	1.7	2.2
Other	2.1	1.5
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,365	3,528	23.7%
New medium-duty vehicles	3,038	2,141	41.9%
New light-duty vehicles	504	481	4.8%
Total new vehicle unit sales	7,907	6,150	28.6%

Used vehicles	1,684	2,395	(29.7% )

Vehicle revenues:
New heavy-duty vehicles	$736.7	$546.1	34.9%
New medium-duty vehicles	286.9	178.0	61.2%
New light-duty vehicles	28.0	23.8	17.6%
Total new vehicle revenue	$1,051.6	$747.9	40.6%

Used vehicle revenue	$102.7	$185.7	(44.7% )

Other vehicle revenues:(1)	$7.4	$2.1	252.4%

Dealership absorption ratio:	136.5%	136.3%	0.1%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 136.5% absorption ratio for the first quarter of 2023, compared to a 136.3% absorption ratio for the first quarter of 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Total revenues increased $348.6 million, or 22.3%, in the first quarter of 2023, compared to the first quarter of 2022. This increase was primarily the result of strong demand for new commercial vehicles and the increase in production of commercial vehicles from the manufacturers we represent. In addition, the consolidation of RTC Canada into our operating results increased revenues across all areas of our business.

Our Aftermarket Products and Services revenues increased $105.0 million, or 19.3%, in the first quarter of 2023, compared to the first quarter of 2022. The increase in Aftermarket Parts and Services revenues was primarily a result of strong demand, inflation and the consolidation of RTC Canada into our operating results.

Revenues from sales of new and used commercial vehicles increased $226.0 million, or 24.2%, in the first quarter of 2023, compared to the first quarter of 2022. The increase in new commercial vehicle revenues was primarily a result of strong demand, the increase in production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 4,365 new Class 8 trucks in the first quarter of 2023, a 23.7% increase compared to 3,528 new Class 8 trucks in the first quarter of 2022. The increase in new Class 8 truck sales was primarily a result of strong demand, the increase in production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 3,038 new Class 4 through 7 commercial vehicles, including 332 buses, in the first quarter of 2023, a 41.9% increase compared to 2,141 new medium-duty commercial vehicles, including 193 buses, in the first quarter of 2022. Our new Class 4 through 7 commercial vehicle sales increased due to strong demand, the increase in production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 504 new light-duty vehicles in the first quarter of 2023, a 4.8% increase compared to 481 new light-duty vehicles in the first quarter of 2022. Our light-duty vehicle sales benefited from the increased demand for light-duty vehicles in the U.S.

We sold 1,684 used commercial vehicles in the first quarter of 2023, a 29.7% decrease compared to 2,395 used commercial vehicles in the first quarter of 2022. The decrease in used commercial vehicle sales was primarily the result of the decreased demand for used commercial vehicles resulting from the increased supply of new commercial vehicles. We believe used commercial vehicle demand and values will continue to decrease as new commercial vehicle production increases to a level adequate to meet customer demand.

Commercial vehicle lease and rental revenues increased $15.3 million, or 21.5%, in the first quarter of 2023, compared to the first quarter of 2022. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for lease commercial vehicles and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues decreased $1.0 million, or 12.7%, in the first quarter of 2023, compared to the first quarter of 2022. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2023.

Other revenue increased $3.2 million, or 60.1%, in the first quarter of 2023, compared to the first quarter of 2022. Other revenue consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $53.3 million, or 15.4%, in the first quarter of 2023, compared to the first quarter of 2022. Gross profit as a percentage of sales decreased to 20.9% in the first quarter of 2023, from 22.1% in the first quarter of 2022. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 60.8% in the first quarter of 2023, from 59.9% in the first quarter of 2022. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 33.9% in the first quarter of 2023, from 34.8% in the first quarter of 2022.

Gross margins from our Aftermarket Products and Services operations decreased to 38.0% in the first quarter of 2023, compared to 38.5% in the first quarter of 2022. This decrease is primarily related to inflation beginning to moderate with respect to parts pricing. Gross profit from our Aftermarket Products and Services operations increased to $246.1 million in the first quarter of 2023, from $209.1 million in the first quarter of 2022. This increase is primarily related to the consolidation of RTC Canada into our operating results and strong parts and service demand. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 61.4% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2023 and 59.5% in the first quarter of 2022. Service and collision center operations represented 38.6% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2023 and 40.5% in the first quarter of 2022. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.5% to 38.5% in 2023.

Gross margins on new Class 8 truck sales increased to 10.3% in the first quarter of 2023, from 9.7% in the first quarter of 2022. This increase was primarily due to strong demand for new Class 8 trucks and the mix of purchasers during the first quarter of 2023. In 2023, we expect overall gross margins from new heavy-duty truck sales of approximately 8.8% to 9.9%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.7% in the first quarter of 2023, from 8.6% in the first quarter of 2022. This increase was primarily due to the mix of purchasers during the first quarter of 2023. For 2023, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 5.6% in the first quarter of 2023, from 15.9% in the first quarter of 2022. This decrease was primarily due to declining used commercial vehicle values as new Class 8 vehicle production increased during 2022. We expect margins on used commercial vehicles to return to our historical range of between 8.0% and 10.0% in 2023.

Gross margins from truck lease and rental sales decreased to 30.2% in the first quarter of 2023, from 31.9% in the first quarter of 2022. This decrease is primarily related to a slight decrease in rental utilization. We expect gross margins from lease and rental sales of approximately 29.0% to 31.0% during 2023. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $32.4 million, or 14.4%, in the first quarter of 2023, compared to the first quarter of 2022. This increase primarily resulted from increased personnel expense and increased selling expense, compared to the first quarter of 2022, and in addition, increased general and administrative expense associated with consolidation of RTC Canada into our operating results. SG&A expenses as a percentage of total revenues decreased to 13.4% in the first quarter of 2023, from 14.4% in the first quarter of 2022. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2023, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2023, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Other Income

Other income decreased $11.7 million, or 83.3%, in the first quarter of 2023, compared to the first quarter of 2022. The $12.5 million gain realized on Cummins’ acquisition of a 50% equity interest in Momentum Fuel Technologies is included in Other income in the first quarter of 2022.

Interest Expense, Net

Net interest expense increased $9.8 million, or 801.0%, in the first quarter of 2023, compared to the first quarter of 2022. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2022. We expect net interest expense in 2023, compared to 2022, to increase due to interest related to our working capital lines of credit and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes decreased $1.2 million, or 1.0%, in the first quarter of 2023, compared to the first quarter of 2022.

Income Taxes

Income taxes increased $0.5 million, or 1.6%, in the first quarter of 2023, compared to the first quarter of 2022. We provided for taxes at a 23.8% effective rate in the first quarter of 2023 and 23.2% in the first quarter of 2022. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2023.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2023, we had working capital of approximately $460.9 million, including $226.3 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit on March 31, 2023, however, $18.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of March 31, 2023.

Our long-term debt, floor plan financing agreements and the credit agreement with Wells Fargo Bank, National Association the (“WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of March 31, 2023, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

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

We are currently under contract to construct a new facility in the St. Louis, Illinois area at an estimated cost of $13.9 million.

During the first quarter of 2023, we paid a cash dividend of $12.1 million. Additionally, on April 24, 2023, our Board of Directors declared a cash dividend of $0.21 per share of Class A and Class B Common Stock, to be paid on June 9, 2023, to all shareholders of record as of May 10, 2023. The total dividend disbursement is estimated at approximately $11.4 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2022. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of March 31, 2023, we had repurchased $31.1 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2023, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2023. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$92,466	$34,585
Investing activities	(95,514)	(16,290)
Financing activities	28,294	43,085
Net increase (decrease) in cash	$25,246	$61,380

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2023, operating activities resulted in net cash provided by operations of $92.5 million. Net cash provided by operating activities primarily consisted of $90.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $53.9 million, deferred income tax provision of $3.2 million and stock-based compensation of $13.1 million. Cash provided by operating activities included an aggregate of $65.2 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash outflows of $9.0 million from the increase in accounts receivable, $52.8 million from the increase in inventory, $15.9 million from the decrease in customer deposits and $11.5 million from the decrease in accrued expenses, which were offset by cash inflows of $27.1 million from the net increase in accounts payable. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2022, operating activities resulted in net cash provided by operations of $34.6 million. Net cash provided by operating activities primarily consisted of $92.5 million in net income adjusted by the gain of $12.5 million related to Cummins, Inc.’s acquisition of a 50% equity interest in Momentum Fuel Technologies, as well as non-cash adjustments related to depreciation and amortization of $45.8 million, deferred income tax provision of $1.0 million and stock-based compensation of $13.8 million. Cash provided by operating activities included an aggregate of $101.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash outflows of $58.8 million from the increase in accounts receivable, $98.3 million from the increase in inventory, $8.7 million from the decrease in customer deposits, which were offset by cash inflows of $64.2 million from the net increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

During the first quarter of 2023, cash used in investing activities totaled $95.5 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures within acquisition of property and equipment. Capital expenditures totaled $90.4 million during the first quarter of 2023 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $75.2 million for purchases of rental and lease vehicles for the rental and leasing operations.

During the first quarter of 2022, cash used in investing activities totaled $16.3 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures within acquisition of property and equipment. Capital expenditures totaled $45.7 million during the first quarter of 2022 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $27.8 million for purchases of rental and lease vehicles for the rental and leasing operations. The cash outflows were offset by the cash inflow of $27.5 million related to Cummins, Inc.’s acquisition of a 50% equity interest in Momentum Fuel Technologies.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2023, financing activities provided $28.3 million in net cash flow. Cash outflows were primarily related to $275.3 million used for principal repayments of long-term debt and finance lease obligations, $24.0 million used for the repurchase of our common stock and $12.1 million used for the payment of cash dividends. These cash outflows were offset by cash inflows related to borrowings of $257.7 million of long-term debt and $82.6 million used for net draws on floor plan (non-trade).

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

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, The “WF Agent”) which was amended effective November 30, 2022. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On March 31, 2023, we had approximately $50.0 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On March 31, 2023, we had approximately $150.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2023, we had approximately $857.5 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $780.9 million during the three months ended March 31, 2023. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On March 31, 2023, we had approximately $84.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On March 31, 2023, we had approximately $63.0 million outstanding under the RTC Canada Floor Plan Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2023, our backlog of commercial vehicle orders was approximately $4,209.9 million, compared to a backlog of commercial vehicle orders of approximately $3,441.4 million on March 31, 2022. This increase in our backlog is primarily due to strong demand for new commercial vehicles and production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2023, and we expect to fill the majority of our backlog orders during 2023, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog continues to be much higher than normal. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement and discount rates related to finance sales. Our floor plan debt is based on LIBOR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Credit Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of March 31, 2023, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,278.4 million. Assuming an increase or decrease in LIBOR, SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.8 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of March 31, 2023, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2022 Annual Report on Form 10-K (the “2022 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2022 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2023.

A summary of the Company’s stock repurchase activity for the first quarter of 2023 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2023	133,505	$52.02	(4)	133,505	$137,251,054
February 1 – February 28, 2023	49,843	56.78	(5)	49,843	134,419,285
March 1 – March 31, 2023	287,670	53.85	(6)	287,670	118,920,133
Total	471,018			471,018

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

On December 2, 2022, we announced the approval of a new stock repurchase program, effective December 2, 2022, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 116,721 shares of Class A Common Stock at an average price paid per share of $51.67 and 16,784 shares of Class B Common Stock at an average price paid per share of $54.48.
(5)	Represents 49,843 shares of Class A Common Stock at an average price paid per share of $56.78.
(6)	Represents 248,468 shares of Class A Common Stock at an average price paid per share of $53.24 and 39,202 shares of Class B Common Stock at an average price paid per share of $57.71.

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

RUSH ENTERPRISES, INC.

Date: May 10, 2023	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2023	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)