Form 10-Q
period 2023-06-30
RUSH ENTERPRISES INC \TX\
filed 2023-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2023.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	41,704,225
Class B Common Stock, $.01 Par Value	12,132,380

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(In Thousands, Except Shares)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,897	$201,044
Accounts receivable, net	236,870	220,651
Inventories, net	1,637,321	1,429,429
Prepaid expenses and other	21,707	16,619
Total current assets	2,087,795	1,867,743
Property and equipment, net	1,441,046	1,368,594
Operating lease right-of-use assets, net	104,840	102,685
Goodwill, net	417,465	416,363
Other assets, net	75,175	65,681
Total assets	$4,126,321	$3,821,066

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,125,373	$933,203
Current maturities of finance lease obligations	34,605	29,209
Current maturities of operating lease obligations	14,966	15,003
Trade accounts payable	186,809	171,717
Customer deposits	101,570	116,240
Accrued expenses	157,522	163,302
Total current liabilities	1,620,845	1,428,674
Long-term debt, net of current maturities	245,277	275,433
Finance lease obligations, net of current maturities	102,227	93,483
Operating lease obligations, net of current maturities	91,431	89,029
Other long-term liabilities	24,301	19,455
Deferred income taxes, net	154,955	151,970
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2023 and 2022	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 41,715,105 Class A shares and 12,179,225 Class B shares outstanding in 2023; and 42,808,333 Class A shares and 12,266,309 Class B shares outstanding in 2022	578	572
Additional paid-in capital	522,375	500,642
Treasury stock, at cost: 2,635,163 Class A shares and 1,297,059 Class B shares in 2023; and 979,978 Class A shares and 927,330 Class B shares in 2022	(196,515)	(130,930)
Retained earnings	1,543,941	1,378,337
Accumulated other comprehensive income	(2,209)	(4,130)
Total Rush Enterprises, Inc. shareholders’ equity	1,868,170	1,744,491
Noncontrolling interest	19,115	18,531
Total shareholders’ equity	1,887,285	1,763,022
Total liabilities and shareholders’ equity	$4,126,321	$3,821,066

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
New and used commercial vehicle sales	$1,250,794	$1,098,255	$2,412,519	$2,033,974
Aftermarket products and services sales	651,130	598,298	1,299,356	1,141,561
Lease and rental sales	88,549	80,538	175,215	151,873
Finance and insurance	6,189	7,755	12,760	15,280
Other	6,390	6,395	14,969	11,755
Total revenue	2,003,052	1,791,241	3,914,819	3,354,443
Cost of products sold
New and used commercial vehicle sales	1,124,339	994,406	2,174,704	1,829,399
Aftermarket products and services sales	403,351	367,284	805,506	701,492
Lease and rental sales	61,514	55,335	121,992	103,896
Total cost of products sold	1,589,204	1,417,025	3,102,202	2,634,787
Gross profit	413,848	374,216	812,617	719,656
Selling, general and administrative expense	256,691	225,327	513,499	449,774
Depreciation and amortization expense	14,545	13,910	28,859	27,584
Gain on sale of assets	247	44	376	224
Operating income	142,859	135,023	270,635	242,522
Other (expense) income	(96)	8,333	2,251	22,397
Interest expense, net	12,238	3,168	23,221	4,387
Income before taxes	130,525	140,188	249,665	260,532
Income tax provision	32,001	29,515	60,351	57,406
Net income	98,524	110,673	189,314	203,126
Less: Net income attributable to noncontrolling interest	249	446	584	446
Net income attributable to Rush Enterprises, Inc.	$98,275	$110,227	$188,730	$202,680

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.80	$1.98	$3.46	$3.63
Diluted	$1.75	$1.92	$3.35	$3.52

Weighted average shares outstanding:
Basic	54,460	55,640	54,617	55,788
Diluted	56,104	57,310	56,334	57,610

Dividends declared per common share	$0.21	$0.19	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income	$98,524	$110,673	$189,314	$203,126
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,689	(567)	1,921	(122)
Reclassification of currency translation related to equity method accounting	–	(601)	–	(601)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	1,689	(1,168)	1,921	(723)
Comprehensive income	$100,213	$109,505	$191,235	$202,403
Less: Comprehensive income attributable to noncontrolling interest	249	446	584	446
Comprehensive income attributable to Rush Enterprises, Inc.	$99,964	$109,059	$190,651	$201,957

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

								Total
								Rush
	Common Stock						Accumulated	Enterprises,
	Shares		$0.01	Additional			Other	Inc.		Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	42,345	12,083	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	152	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	281	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	68	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(415)	(56)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	42,150	12,308	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536
Stock options exercised and stock awards	158	–	1	3,479	–	–	–	3,480	–	3,480
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,952	–	–	–	5,952	–	5,952
Vesting of restricted share awards	–	–	–	(54)	–	–	–	(54)	–	(54)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(593)	(129)	–	–	(40,305)	–	–	(40,305)	–	(40,305)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,812)	–	(8,812)	–	(8,812)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,725)	–	(2,725)	–	(2,725)
Foreign currency translation adjustment	–	–	–	–	–	–	1,689	1,689	–	1,689
Net income	–	–	–	–	–	98,275	–	98,275	249	98,524
Balance, June 30, 2023	41,715	12,179	$578	$522,375	$(196,515)	$1,543,941	$(2,209)	$1,868,170	$19,115	$1,887,285

								Total
								Rush
	Common Stock						Accumulated	Enterprises,
	Shares		$0.01	Additional			Other	Inc.		Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2021	43,108	12,399	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	112	–	1	2,384	–	–	–	2,385	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793	–	13,793
Vesting of restricted share awards	–	302	3	(7,215)	–	–	–	(7,212)	–	(7,212)
Issuance of common stock under employee stock purchase plan	66	–	1	2,434	–	–	–	2,435	–	2,435
Common stock repurchases	(192)	(104)	–	–	(15,315)	–	–	(15,315)	–	(15,315)
Dividend Class A common stock	–	–	–	–	–	(8,189)	––	(8,189)	–	(8,189)
Dividend Class B common stock	–	–	–	–	–	(2,505)	––	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445	–	445
Net income	–	–	–	–	–	92,453	–	92,453	–	92,453
Balance, March 31, 2022	43,094	12,597	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039	–	$1,545,039
Stock options exercised and stock awards	162	–	2	3,244	–	–	–	3,246	–	3,246
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,203	–	–	–	4,203	–	4,203
Vesting of restricted share awards	–	–	–	(1,423)	–	–	–	(1,423)	–	(1,423)
Common stock repurchases	(448)	(331)	–	–	(38,438)	–	–	(38,438)	–	(38,438)
Dividend Class A common stock	–	–	–	–	–	(8,128)	––	(8,128)	–	(8,128)
Dividend Class B common stock	–	–	–	–	–	(2,521)	––	(2,521)	–	(2,521)
Foreign currency translation adjustment	–	–	–	–	–	–	(567)	(567)	–	(567)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	110,227	–	110,227	446	110,673
Balance, June 30, 2022	42,808	12,266	$570	$488,170	$(90,686)	$1,212,919	$64	$1,611,037	$18,274	$1,629,311

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$189,314	$203,126
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	108,557	95,122
Gain on sale of property and equipment, net	(377)	(224)
Gain on joint venture transaction	–	(12,500)
Gain on business acquisition	–	(6,958)
Stock-based compensation expense related to employee equity awards and employee stock purchases	19,032	17,996
Deferred income tax expense	2,854	4,116
Change in accounts and notes receivable, net	(15,911)	(85,110)
Change in inventories, net	(174,353)	(193,046)
Change in prepaid expenses and other, net	(5,057)	(1,922)
Change in trade accounts payable	12,813	33,307
Change in customer deposits	(14,868)	(8,773)
Change in accrued expenses	(7,354)	18,572
Other, net	(634)	(5,527)
Net cash provided by operating activities	114,016	58,179
Cash flows from investing activities:
Acquisition of property and equipment	(186,000)	(107,226)
Proceeds from the sale of property and equipment	1,142	2,772
Business disposition	–	27,500
Business acquisition, net of cash acquired	–	(15,051)
Other	(4,088)	(2,189)
Net cash used in investing activities	(188,946)	(94,194)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	191,002	190,483
Proceeds from long-term debt	653,445	571,302
Principal payments on long-term debt	(684,803)	(574,165)
Principal payments on finance lease obligations	(9,341)	(8,110)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	9,724	8,068
Taxes paid related to net share settlement of equity awards	(7,017)	(8,637)
Payments of cash dividends	(23,449)	(21,589)
Common stock repurchased	(63,857)	(52,789)
Net cash provided by financing activities	65,704	104,563
Net (decrease) increase in cash and cash equivalents	(9,226)	68,548
Effect of exchange rate on cash	79	−
Cash and cash equivalents, beginning of period	201,044	148,146
Cash and cash equivalents, end of period	$191,897	$216,694
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,033	$5,964
Income taxes, net of refunds	$46,502	$38,354
Noncash activities:
Assets acquired under finance leases	$29,401	$5,749

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

Authorized Shares

On May 16, 2023, the Company’s shareholders approved the Certificate of Amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 60,000,000 to 105,000,000 and Class B Common Stock from 20,000,000 to 35,000,000.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of June 30, 2023, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$98,275	$110,227	$188,730	$202,680
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	54,460	55,640	54,617	55,788
Effect of dilutive securities – Employee stock options and restricted stock awards	1,644	1,670	1,717	1,822
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	56,104	57,310	56,334	57,610
Basic earnings per common share	$1.80	$1.98	$3.46	$3.63
Diluted earnings per common share and common share equivalents	$1.75	$1.92	$3.35	$3.52

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2023, and 2022, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average anti-dilutive stock options	1,133	1,020	993	761

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $6.0 million for the three months ended June 30, 2023, and $4.2 million for the three months ended June 30, 2022. Stock-based compensation expense, included in selling, general and administrative expense, was $19.0 million for the six months ended June 30, 2023, and was $18.0 million for the six months ended June 30, 2022.

As of June 30, 2023, the Company had $14.9 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $18.8 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2023, and December 31, 2022. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2023 and 2022 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2023
Revenues from external customers	$1,999,028	$4,024	$2,003,052
Segment operating income	142,869	(10)	142,859
Segment income before taxes	130,535	(10)	130,525
Segment assets	4,070,544	55,777	4,126,321

For the six months ended June 30, 2023
Revenues from external customers	$3,906,969	$7,850	$3,914,819
Segment operating income	270,432	203	270,635
Segment income before taxes	249,462	203	249,665

As of and for the three months ended June 30, 2022
Revenues from external customers	$1,786,927	$4,314	$1,791,241
Segment operating income	134,506	517	135,023
Segment income before taxes	139,765	423	140,188
Segment assets	3,615,745	53,624	3,669,369

For the six months ended June 30, 2022
Revenues from external customers	$3,345,979	$8,464	$3,354,443
Segment operating income	241,826	696	242,522
Segment income before taxes	260,023	509	260,532

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $5.3 million as a component of accrued liabilities as of June 30, 2023 and December 31, 2022, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $302,000 accrued for the payment of interest as of June 30, 2023 and December 31, 2022. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2023, the tax years ended December 31, 2019 through 2022 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2018 through 2022, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Commercial vehicle sales revenue	$1,250,794	$1,098,255	$2,412,519	$2,033,974
Parts revenue	379,444	361,562	764,898	692,304
Commercial vehicle repair service revenue	271,685	236,736	534,458	449,257
Finance revenue	2,978	4,578	6,500	9,067
Insurance revenue	3,212	3,177	6,260	6,213
Other revenue	6,390	6,395	14,969	11,755
Total	$1,914,503	$1,710,703	$3,739,604	$3,202,570

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2023. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of June 30, 2023 was $6.1 million, compared to $6.0 million as of December 31, 2022, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three and six months ended June 30, 2023 and June 30, 2022 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Minimum rental payments	$76,431	$70,652	$151,591	$132,650
Nonlease payments	12,118	9,886	23,624	19,223
Total	$88,549	$80,538	$175,215	$151,873

10 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2022	$(4,130)
Foreign currency translation adjustment	232
Balance as of March 31, 2023	$(3,898)
Foreign currency translation adjustment	1,689
Balance as of June 30, 2023	$(2,209)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss and the statement of comprehensive income.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2022	Provision for the Six Months Ended June 30, 2023	Write offs Against Allowance, net of Recoveries		Balance June 30, 2023

Commercial vehicle receivables	$160	$(45)	$	−	$115
Manufacturers’ receivables	573	997		(766)	804
Leasing, parts and service receivables	1,589	3,835		(1,488)	3,936
Other receivables	−	−		24	24
Total	$2,322	$4,787		$(2,230)	$4,879

12 – Acquisitions

On May 2, 2022, the Company completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in an 80% controlling interest in RTC Canada. The acquisition was accounted for as an acquisition achieved in stages under ASC 805, Business Combinations. The acquisition-date fair value of the previous 50% equity interest was $44.7 million, resulting in a gain of $7.0 million included in the line item Other income (expense) on the Consolidated Statements of Income for the three months ended June 30, 2022 and for the six months ended June 30, 2022. The Company also recognized a reversal of deferred tax liabilities of $2.2 million and $0.6 million related to reclassification of the foreign currency translation adjustment related to the remeasurement of the Company’s previous equity method investment in RTC Canada Income for the three months ended June 30, 2022 and for the six months ended June 30, 2022.

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

The purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Cash	$4,310
Accounts receivable	19,072
Inventory	56,255
Property and equipment, including real estate	80,196
Floor plan notes payable	(30,501)
Trade payables	(19,978)
Customer deposits	(1,980)
Accrued liabilities	(7,875)
Notes payable	(69,545)
Goodwill	44,174
Franchise rights	3,906
Other	3,422
Equity investment in RTC Canada	(37,309)
Noncontrolling interest	(17,828)
Gain on equity method investment	(6,958)

Total	$19,361

The goodwill of $44.2 million for the RTC Canada acquisition is primarily attributable to the synergies expected to arise after obtaining a controlling interest in the entity.

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Subsequent to the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements.

13 – Subsequent Event

On July 25, 2023, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split will be effected in the form of a stock dividend payable on August 28, 2023, to shareholders of record as of August 7, 2023. Holders of the Company’s common stock will receive an additional one-half share for each share of common stock held as of the record date. The Company’s Class A and Class B common stock will begin trading on a split adjusted basis on August 29, 2023.

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar, Inc. International® is a registered trademark of Navistar, Inc. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 272,600 units in 2023, which would represent a 5.2% increase compared to 2022. We expect our U.S. market share of new Class 8 truck sales to range between 6.1% and 6.6% in 2023. This market share percentage would result in the sale of approximately 16,500 to 18,000 new Class 8 trucks in 2023. Additionally, we expect to sell approximately 750 new Class 8 trucks in Canada in 2023.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 248,150 units in 2023, which would represent a 6.2% increase compared to 2022.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.6% and 5.2% in 2023. This market share percentage would result in the sale of approximately 11,500 to 13,000 new Class 4 through 7 commercial vehicles in 2023. Additionally, we expect to sell approximately 250 new Class 5 through 7 commercial vehicles in Canada in 2023.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 6,700 to 7,300 used commercial vehicles in 2023.

We expect lease and rental revenue to increase 10% to 15% during 2023, compared to 2022. This projected increase in lease and rental revenue is primarily related to strong demand for lease commercial vehicles and the consolidation of RTC Canada into our operating results.

With respect to Aftermarket Products and Services, we are beginning to see demand softening due to difficult operating conditions affecting certain customers, particularly our over-the-road customers, which is our largest customer segment. Despite a difficult operating environment, we believe that our ability to execute on certain of our strategic initiatives and our commitment to diversifying our customer base over the last couple of years will enable us to continue to achieve strong financial results going forward.

The above projections for new commercial vehicle sales will depend on our ability to obtain commercial vehicles from the manufacturers we represent and such projections could be negatively impacted by manufacturer allocation decisions, supply chain issues affecting manufacturers’ production and delivery delays by truck body upfitters due to supply issues, which are primarily affecting medium-duty truck deliveries. In addition, we continue to monitor inflation, interest rates and freight rates, which may negatively impact consumer spending and capital expenditures across a variety of industries we support.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2023 and 2022.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
New and used commercial vehicle sales	62.5%	61.3%	61.6%	60.6%
Aftermarket products and services sales	32.5	33.4	33.2	34.0
Lease and rental sales	4.4	4.5	4.5	4.5
Finance and insurance	0.3	0.4	0.3	0.5
Other	0.3	0.4	0.4	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.3	79.1	79.2	78.5
Gross profit	20.7	20.9	20.8	21.5
Selling, general and administrative	12.8	12.6	13.1	13.4
Depreciation and amortization	0.8	0.8	0.8	0.8
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	7.1	7.5	6.9	7.3
Other income	0.0	0.5	0.0	0.7
Interest (income) expense, net	0.6	0.2	0.6	0.2
Income before income taxes	6.5	7.8	6.3	7.8
Provision for income taxes	1.6	1.7	1.5	1.7
Net income	4.9	6.1	4.8	6.1
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.9%	6.1%	4.8%	6.1%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross Profit:
New and used commercial vehicle sales	30.6%	27.8%	29.3%	28.4%
Aftermarket products and services sales	59.9	61.7	60.8	61.2
Lease and rental sales	6.5	6.7	6.5	6.7
Finance and insurance	1.5	2.1	1.6	2.1
Other	1.5	1.7	1.8	1.6
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,300	4,168	3.2%	8,665	7,696	12.6%
New medium-duty vehicles	3,477	2,815	23.5%	6,513	4,956	31.4%
New light-duty vehicles	452	408	10.8%	956	889	7.5%
Total new vehicle unit sales	8,229	7,391	11.3%	16,134	13,541	19.1%
Used vehicles	1,869	1,629	14.7%	3,553	4,024	-11.7%
Vehicle revenue:
New heavy-duty vehicles	$773.9	$691.2	11.9%	$1,510.6	$1,237.4	22.1%
New medium-duty vehicles	332.8	240.3	38.5%	619.7	418.3	48.1%
New light-duty vehicles	26.9	20.2	33.7%	54.9	44.0	25.0%
Total new vehicle revenue	$1,133.6	$951.7	19.1%	$2,185.2	$1,699.7	28.6%
Used vehicle revenue	$107.7	$142.5	-24.4%	$210.4	$328.1	-35.9%
Other vehicle revenue(1)	$9.5	$4.1	130.0%	$16.9	$6.2	173.4%
Dealership absorption ratio:	139.7%	136.4%	2.4%	138.6%	136.8%	1.3%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 139.7% absorption ratio for the second quarter of 2023 and a 136.4% absorption ratio for the second quarter of 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

Total revenues increased $211.8 million, or 11.8%, in the second quarter of 2023, compared to the second quarter of 2022. This increase was primarily the result of strong demand for new commercial vehicles, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results as of May 2022.

Our Aftermarket Products and Services revenues increased $52.8 million, or 8.8%, in the second quarter of 2023, compared to the second quarter of 2022. The increase in Aftermarket Parts and Services revenues was primarily a result of healthy demand, inflation and the consolidation of RTC Canada into our operating results.

Revenues from sales of new and used commercial vehicles increased $152.5 million, or 13.9%, in the second quarter of 2023, compared to the second quarter of 2022. The increase in new commercial vehicle revenues was primarily a result of strong demand, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 4,300 new Class 8 trucks in the second quarter of 2023, a 3.2% increase compared to 4,168 new Class 8 trucks in the second quarter of 2022. The increase in new Class 8 truck sales was primarily a result of strong demand, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 3,477 new Class 4 through 7 commercial vehicles, including 462 buses, in the second quarter of 2023, a 23.5% increase compared to 2,815 new medium-duty commercial vehicles, including 279 buses, in the second quarter of 2022. The increase in new Class 4 through 7 commercial vehicle sales was primarily a result of strong demand, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 452 light-duty vehicles in the second quarter of 2023, a 10.8% increase compared to 408 light-duty vehicles sold in the second quarter of 2022.

We sold 1,869 used commercial vehicles in the second quarter of 2023, a 14.7% increase compared to 1,629 used commercial vehicles sold in the second quarter of 2022. Although we experienced growth in used commercial vehicle sales year-over-year, we expect demand and values to remain low through 2023 due to new commercial vehicle production continuing to increase and anticipated low freight rates.

Commercial vehicle lease and rental revenues increased $8.0 million, or 9.9%, in the second quarter of 2023, compared to the second quarter of 2022. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for lease commercial vehicles and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues decreased $1.6 million, or 20.2%, in the second quarter of 2023, compared to the second quarter of 2022. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During the second quarter of 2023, most of our sales were to larger fleets, which usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during the second quarter of 2023. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $39.6 million, or 10.6%, in the second quarter of 2023, compared to the second quarter of 2022. Gross profit as a percentage of sales decreased to 20.7% in the second quarter of 2023, from 20.9% in the second quarter of 2022. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 62.4% in the second quarter of 2023, from 61.3% in the second quarter of 2022. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 32.5% in the second quarter of 2023, from 33.4% in the second quarter of 2022.

Gross margins from our Aftermarket Products and Services operations decreased to 38.1% in the second quarter of 2023, from 38.6% in the second quarter of 2022. Gross profit from our Aftermarket Products and Services operations increased to $247.8 million in the second quarter of 2023, from $231.0 million in the second quarter of 2022. This increase is primarily related to the consolidation of RTC Canada into our operating results and strong parts and service demand. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 60.5% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2023 and 63.6% in the second quarter of 2022. Service and collision center operations represented 39.5% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2023 and 36.4% in the second quarter of 2022. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.5% to 38.5% in 2023.

Gross margins on new Class 8 truck sales increased to 10.3% in the second quarter of 2023, from 9.9% in the second quarter of 2022. This increase was primarily due to strong demand for new Class 8 trucks and the mix of purchasers during the first quarter of 2023. In 2023, we expect overall gross margins from new heavy-duty truck sales of approximately 9.0% to 10.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.8% in the second quarter of 2023, from 7.3% in the second quarter of 2022. This increase was primarily due to the mix of purchasers during the second quarter of 2023. For 2023, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.8%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 11.8% in the second quarter of 2023, from 10.6% in the second quarter of 2022. This increase was primarily due to strategic inventory management. We expect margins on used commercial vehicles to range between 8.0% and 10.0% in 2023.

Gross margins from truck lease and rental sales decreased to 30.5% in the second quarter of 2023, from 31.3% in the second quarter of 2022. This decrease is primarily related to increased maintenance expenses for the lease and rental fleet. In addition, lease revenue, a lower margin revenue item, increased more than rental revenue, a higher margin revenue item, in the second quarter of 2023 compared to the second quarter of 2022. We expect gross margins from lease and rental sales of approximately 29.0% to 31.0% during 2023. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $31.4 million, or 13.9%, in the second quarter of 2023, compared to the second quarter of 2022. This increase primarily resulted from increased personnel expense and increased selling expense, compared to the second quarter of 2022, and in addition, increased general and administrative expense associated with consolidation of RTC Canada into our operating results. SG&A expenses as a percentage of total revenues increased to 12.8% in the second quarter of 2023, from 12.6% in the second quarter of 2022. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2023, we expect SG&A expenses as a percentage of total revenues to range from 12.8% to 13.5%. For 2023, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense increased $9.1 million, or 286.3%, in the second quarter of 2023, compared to the second quarter of 2022. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2022. We expect net interest expense in 2023, compared to 2022, to increase due to interest related to our working capital lines of credit and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $9.7 million, or 6.9%, in the second quarter of 2023, compared to the second quarter of 2022. This decrease is primarily due to the one-time gain of $9.8 million recognized in the second quarter of 2022 related to the acquisition of an additional 30% interest in Rush Truck Centres of Canada Limited.

Income Taxes

Income taxes increased $2.5 million, or 8.4%, in the second quarter of 2023, compared to the second quarter of 2022. We provided for taxes at a 24.5% effective rate in the second quarter of 2023 and 21.1% in the second quarter of 2022. We expect our effective tax rate to be approximately 24.0% to 24.5% of pretax income in 2023.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022.”

Total revenues increased $560.4 million, or 16.7%, in the first six months of 2023, compared to the first six months of 2022. Sales of new and used commercial vehicles increased $378.5 million, or 18.6%, in the first six months of 2023, compared to the first six months of 2022.

Aftermarket Products and Services revenues increased $157.8 million, or 13.8%, in the first six months of 2023, compared to the first six months of 2022.

We sold 8,665 new Class 8 heavy-duty trucks in the first six months of 2023, a 12.6% increase compared to 7,696 new Class 8 heavy-duty trucks in the first six months of 2022. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 19.9% in the first six months of 2023, compared to the first six months of 2022.

We sold 6,513 new Class 4 through 7 medium-duty commercial vehicles, including 805 buses, in the first six months of 2023. This represented a 31.4% increase compared to 4,956 new Class 4 through 7 medium-duty commercial vehicles, including 504 buses, in the first six months of 2022. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 9.2% in the first six months of 2023, compared to the first six months of 2022.

We sold 956 new light-duty vehicles in the first six months of 2023, a 7.5% increase compared to 889 new light-duty vehicles sold in the first six months of 2022.

We sold 3,553 used commercial vehicles in the first six months of 2023, an 11.7% decrease compared to 4,024 used commercial vehicles in the first six months of 2022.

Truck lease and rental revenues increased $23.3 million, or 15.4%, in the first six months of 2023, compared to the first six months of 2022.

Finance and insurance revenues decreased $2.5 million, or 16.5%, in the first six months of 2023, compared to the first six months of 2022.

Gross Profit

Gross profit increased $93.0 million, or 12.9%, in the first six months of 2023, compared to the first six months of 2022. Gross profit as a percentage of sales was 20.8% in the first six months of 2023 and 21.5% in the first six months of 2022.

Gross margins from Aftermarket Products and Services operations decreased to 38.0% in the first six months of 2023, from 38.5% in the first six months of 2022. Gross profit for Aftermarket Products and Services was $493.9 million in the first six months of 2023, compared to $440.1 million in the first six months of 2022. Gross profit from parts sales represented 61.0% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2023 and 63.1% in the first six months of 2022. Service and collision center operations represented 39.0% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2023 and 36.9% in the first six months of 2022.

Gross margins on new Class 8 heavy-duty truck sales increased to 10.1% in the first six months of 2023, from 9.8% in the first six months of 2022.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 8.8% in the first six months of 2023, from 7.8% in the first six months of 2022.

Gross margins on used commercial vehicle sales decreased to 10.5% in the first six months of 2023, from 13.6% in the first six months of 2022.

Gross margins from truck lease and rental sales decreased to 30.4% in the first six months of 2023, from 31.6% in the first six months of 2022.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $63.7 million, or 14.2%, in the first six months of 2023, compared to the first six months of 2022. SG&A expenses equaled 13.1% of total revenue in the first six months of 2023, compared to 13.4% in the first six months of 2022.

Interest (Income) Expense, Net

Net interest expense increased $18.8 million, or 429.3%, in the first six months of 2023, compared to the first six months of 2022.

Income before Income Taxes

Income before income taxes decreased $10.9 million, or 4.2%, in the first six months of 2023, compared to the first six months of 2022.

Provision for Income Taxes

Income taxes increased $2.9 million, or 5.1%, in the first six months of 2023, compared to the first six months of 2022. We provided for taxes at a 24.2% rate in the first six months of 2023 and a 22.0% rate in the first six months of 2022.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2023, we had working capital of approximately $467.0 million, including $191.9 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit on June 30, 2023, however, $18.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.0 million available for future borrowings as of June 30, 2023.

Our long-term debt, floor plan financing agreements and the credit agreement with Wells Fargo Bank, National Association the (“WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of June 30, 2023, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $170.0 million to $180.0 million for our leasing operations during 2023, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2023.

We are currently under contract to construct a new facility in the St. Louis, Illinois area at an estimated cost of $13.9 million.

During the second quarter of 2023, we paid a cash dividend of $11.4 million. On July 25, 2023, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split will be effected in the form of a stock dividend payable on August 28, 2023, to shareholders of record as of August 7, 2023. Holders of the Company’s common stock will receive an additional one-half share for each share of common stock held as of the record date. Additionally, on July 25, 2023, our Board of Directors declared a cash dividend of $0.17 per share of Class A and Class B common stock, to be paid on September 22, 2023, to all shareholders of record as of September 7, 2023, which on a post-stock split basis represents a 21.4% increase compared to the cash dividend we paid in the second quarter of 2023. The total dividend disbursement is estimated at approximately $13.7 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2022. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of June 30, 2023, we had repurchased $71.4 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2023, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2023. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $9.2 million during the six months ended June 30, 2023 and increased by $68.5 million during the six months ended June 30, 2022. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2023, operating activities resulted in net cash provided by operations of $114.0 million. Net cash provided by operating activities primarily consisted of $189.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $108.6 million, stock-based compensation of $19.0 million and the benefit for deferred income tax expense of $2.9 million. Cash provided by operating activities included an aggregate of $205.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $12.8 million from the increase in accounts payable, which was offset by cash outflows of $15.9 million from the increase in accounts receivable, $174.4 million from the increase in inventories, $5.7 million from the increase in other assets, $14.9 million from the decrease in customer deposits and $7.4 million from the decrease in accrued liabilities. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first six months of 2023, cash used in investing activities was $188.9 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $186.0 million during the first six months of 2023 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $138.6 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first six months of 2022, cash used in investing activities was $94.2 million. Cash flows used in investing activities consisted primarily of cash used for capital expenditures and the purchase of the additional 30% equity interest in RTC Canada. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $107.2 million during the first six months of 2022 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $71.4 million for purchases of rental and lease vehicles for our rental and leasing operations. Additionally, during the first six months of 2022, cash outflows consisted of $15.1 million related to the acquisition of the additional 30% equity interest in RTC Canada. The cash outflows were offset by the cash inflow of $27.5 million related to Cummins, Inc.’s acquisition of a 50% equity interest in Momentum Fuel Technologies in the first quarter of 2022.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2023, financing activities resulted in net cash provided by financing activities of $65.7 million, primarily related to cash inflows of $9.7 million from the issuance of shares related to equity compensation plans, $191.0 million from net draws on floor plan notes payable, non-trade and borrowings of $653.4 million of long-term debt. These cash inflows were offset by $694.1 million used for principal repayments of long-term debt and capital lease obligations, $7.0 million for taxes related to net share settlement of equity awards, $63.9 million used for repurchases of common stock and $23.4 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) which was amended effective November 30, 2022. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On June 30, 2023, we had approximately $41.3 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On June 30, 2023, we had approximately $150.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023 we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to Term SOFR, as defined by the First Amendment. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement now bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2023, we had approximately $940.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $824.2 million during the six months ended June 30, 2023. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On June 30, 2023, we had approximately $67.0 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2023, advances under the RTC Canada Floor Plan Agreement bore interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the interest rate in the case of an advance required to be made in USD dollars to Term SOFR, as defined by the First Amendment. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement will now bear interest per annum, payable monthly, at Term SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On June 30, 2023, we had approximately $71.5 million CAD outstanding under the RTC Canada Floor Plan Agreement.

Backlog

On June 30, 2023, our backlog of commercial vehicle orders was approximately $4,041.6 million, as compared to a backlog of commercial vehicle orders of approximately $3,682.9 million on June 30, 2022. This increase in our backlog is primarily due to strong demand for new commercial vehicles and production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2023, and we expect to fill the majority of our backlog orders during 2023 and the first half of 2024, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog continues to be much higher than normal. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board (“CARB”) adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, Navistar, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations for which manufacturers will provide offsets as needed to meet California’s emission targets. Since July 2020, a group of eighteen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of June 30, 2023, we had floor plan borrowings and borrowings from WF, BMO and PLC in the amount of $1,370.7 million. Assuming an increase or decrease in SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $13.7 million.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of June 30, 2023, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2023.

A summary of the Company’s stock repurchase activity for the second quarter of 2023 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2023	196,525	$54.62	(4)	196,525	$108,179,816
May 1 – May 31, 2023	306,752	53.00	(5)	306,752	91,912,675
June 1 – June 30, 2023	218,704	60.77	(6)	218,704	78,614,929
Total	721,981			721,981

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 2, 2022, we announced the approval of a new stock repurchase program, effective December 2, 2022, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 156,905 shares of Class A Common Stock at an average price paid per share of $53.43 and 39,620 shares of Class B Common Stock at an average price paid per share of $59.35.
(5)	Represents 273,753 shares of Class A Common Stock at an average price paid per share of $52.43 and 32,999 shares of Class B Common Stock at an average price paid per share of $57.77.
(6)	Represents 162,696 shares of Class A Common Stock at an average price paid per share of $59.09 and 56,008 shares of Class B Common Stock at an average price paid per share of $65.67.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2*	Certificate of Amendment to the Restated Articles of Incorporation of Rush Enterprises, Inc.
3.3	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)
3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.2

First Amendment to First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of May 31, 2023, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.3+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.4+

Rush Enterprises, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

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

RUSH ENTERPRISES, INC.

Date: August 9, 2023	By:	/s/ /S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2023	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)