Form 10-Q
period 2023-09-30
RUSH ENTERPRISES INC \TX\
filed 2023-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2023.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	61,599,412
Class A Common Stock, $.01 Par Value	17,890,941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$191,988	$201,044
Accounts receivable, net	263,480	220,651
Inventories, net	1,671,623	1,429,429
Prepaid expenses and other	18,690	16,619
Total current assets	2,145,781	1,867,743
Property and equipment, net	1,474,662	1,368,594
Operating lease right-of-use assets, net	107,406	102,685
Goodwill, net	416,420	416,363
Other assets, net	73,784	65,681
Total assets	$4,218,053	$3,821,066

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,121,490	$933,203
Current maturities of long-term debt	104,778	−
Current maturities of finance lease obligations	36,128	29,209
Current maturities of operating lease obligations	15,892	15,003
Trade accounts payable	177,142	171,717
Customer deposits	102,900	116,240
Accrued expenses	161,786	163,302
Total current liabilities	1,720,116	1,428,674
Long-term debt, net of current maturities	202,824	275,433
Finance lease obligations, net of current maturities	103,513	93,483
Operating lease obligations, net of current maturities	93,193	89,029
Other long-term liabilities	23,856	19,455
Deferred income taxes, net	155,468	151,970
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2023 and 2022	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 62,053,249 Class A shares and 17,989,388 Class B shares outstanding in 2023; and 63,518,042 Class A shares and 18,124,627 Class B shares outstanding in 2022	804	572
Additional paid-in capital	533,648	500,642
Treasury stock, at cost: 266,519 Class A shares and 105,924 Class B shares in 2023; and 1,626,777 Class A shares and 1,112,446 Class B shares in 2022	(16,169)	(130,930)
Retained earnings	1,385,646	1,378,337
Accumulated other comprehensive income (loss)	(4,317)	(4,130)
Total Rush Enterprises, Inc. shareholders’ equity	1,899,612	1,744,491
Noncontrolling interest	19,471	18,531
Total shareholders’ equity	1,919,083	1,763,022
Total liabilities and shareholders’ equity	$4,218,053	$3,821,066

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
New and used commercial vehicle sales	$1,235,767	$1,142,201	$3,648,286	$3,176,175
Aftermarket products and services sales	643,623	622,130	1,942,979	1,763,691
Lease and rental sales	89,466	85,688	264,681	237,561
Finance and insurance	6,317	7,639	19,077	22,919
Other	5,567	6,628	20,536	18,383
Total revenue	1,980,740	1,864,286	5,895,559	5,218,729
Cost of products sold
New and used commercial vehicle sales	1,113,294	1,045,658	3,287,998	2,875,057
Aftermarket products and services sales	410,935	378,748	1,216,441	1,080,240
Lease and rental sales	62,106	58,482	184,098	162,378
Total cost of products sold	1,586,335	1,482,888	4,688,537	4,117,675
Gross profit	394,405	381,398	1,207,022	1,101,054
Selling, general and administrative expense	257,132	242,609	770,631	692,383
Depreciation and amortization expense	15,872	13,961	44,731	41,545
Gain on sale of assets	220	2,209	596	2,433
Operating income	121,621	127,037	392,256	369,559
Other income (expense)	133	(215)	2,384	22,182
Interest expense, net	14,194	6,275	37,415	10,662
Income before taxes	107,560	120,547	357,225	381,079
Income tax provision	26,926	29,884	87,277	87,290
Net income	80,634	90,663	269,948	293,789
Less: Net income attributable to noncontrolling interest	356	287	940	733
Net income attributable to Rush Enterprises, Inc.	$80,278	$90,376	$269,008	$293,056

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.99	$1.09	$3.30	$3.51
Diluted	$0.96	$1.06	$3.19	$3.41

Weighted average shares outstanding:
Basic	81,229	82,848	81,629	83,401
Diluted	83,987	85,313	84,251	86,045

Dividends declared per common share	$0.17	$0.14	$0.45	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$80,634	$90,663	$269,948	$293,789
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,108)	(5,701)	(187)	(5,823)
Reclassification of currency translation related to equity method accounting	–	–	–	(601)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(2,108)	(5,701)	(187)	(6,424)
Comprehensive income	$78,526	$84,962	$269,761	$287,365
Less: Comprehensive income attributable to noncontrolling interest	356	287	940	733
Comprehensive income attributable to Rush Enterprises, Inc.	$78,170	$84,675	$268,821	$286,632

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	228	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	422	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	102	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(623)	(84)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	63,225	18,463	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536
Stock options exercised and stock awards	237	–	1	3,479	–	–	–	3,480	–	3,480
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,952	–	–	–	5,952	–	5,952
Vesting of restricted share awards	–	–	–	(54)	–	–	–	(54)	–	(54)
Common stock repurchases	(890)	(195)	–	–	(40,305)	–	–	(40,305)	–	(40,305)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,812)	–	(8,812)	–	(8,812)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,725)	–	(2,725)	–	(2,725)
Foreign currency translation adjustment	–	–	–	–	–	–	1,689	1,689	–	1,689
Net income	–	–	–	–	–	98,275	–	98,275	249	98,524
Balance, June 30, 2023	62,572	18,268	$578	$522,375	$(196,515)	$1,543,941	$(2,209)	$1,868,170	$19,115	$1,887,285
Stock options exercised and stock awards	124	–	1	1,888	–	–	–	1,889	–	1,889
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	6,265	–	–	–	6,265	–	6,265
Issuance of common stock under employee stock purchase plan	107	–	1	3,123	–	–	–	3,124	–	3,124
Common stock repurchases	(750)	(279)	–	–	(44,174)	–	–	(44,174)	–	(44,174)
Retirement of treasury shares and par value adjustment	–	–	224	(3)	224,520	(224,744)		(3)		(3)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,574)	–	(10,574)	–	(10,574)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,255)	–	(3,255)	–	(3,255)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,108)	(2,108)	–	(2,108)
Net income	–	–	–	–	–	80,278	–	80,278	356	80,634
Balance, September 30, 2023	62,053	17,989	$804	$533,648	$(16,169)	$1,385,646	$(4,317)	$1,899,612	$19,471	$1,919,083

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2021	64,662	18,598	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	168	–	1	2,384	–	–	–	2,385	–	2,385
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,793	–	–	–	13,793	–	13,793
Vesting of restricted share awards	–	454	3	(7,215)	–	–	–	(7,212)	–	(7,212)
Issuance of common stock under employee stock purchase plan	99	–	1	2,434	–	–	–	2,435	–	2,435
Common stock repurchases	(288)	(157)	–	–	(15,315)	–	–	(15,315)	–	(15,315)
Dividend Class A common stock	–	–	–	–	–	(8,189)	––	(8,189)	–	(8,189)
Dividend Class B common stock	–	–	–	–	–	(2,505)	––	(2,505)	–	(2,505)
Foreign currency translation adjustment	–	–	–	–	–	–	445	445	–	445
Net income	–	–	–	–	–	92,453	–	92,453	–	92,453
Balance, March 31, 2022	64,641	18,895	$568	$482,146	$(52,248)	$1,113,341	$1,232	$1,545,039	–	$1,545,039
Stock options exercised and stock awards	244	–	2	3,244	–	–	–	3,246	–	3,246
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,203	–	–	–	4,203	–	4,203
Vesting of restricted share awards	–	–	–	(1,423)	–	–	–	(1,423)	–	(1,423)
Common stock repurchases	(673)	(496)	–	–	(38,438)	–	–	(38,438)	–	(38,438)
Dividend Class A common stock	–	–	–	–	–	(8,128)	––	(8,128)	–	(8,128)
Dividend Class B common stock	–	–	–	–	–	(2,521)	––	(2,521)	–	(2,521)
Foreign currency translation adjustment	–	–	–	–	–	–	(567)	(567)	–	(567)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	110,227	–	110,227	446	110,673
Balance, June 30, 2022	64,212	18,399	$570	$488,170	$(90,686)	$1,212,919	$64	$1,611,037	$18,274	$1,629,311
Stock options exercised and stock awards	16	–	–	227	–	–	–	227	–	227
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,554	–	–	–	3,554	–	3,554
Vesting of restricted share awards	–	3	–	(31)	–	–	–	(31)	–	(31)
Issuance of common stock under employee stock purchase plan	102	–	1	2,783				2,784		2,784
Common stock repurchases	(769)	(264)	–	–	(33,095)	–	–	(33,095)	–	(33,095)
Dividend Class A common stock	–	–	–	–	–	(8,995)	––	(8,995)	–	(8,995)
Dividend Class B common stock	–	–	–	–	–	(2,698)	––	(2,698)	–	(2,698)
Foreign currency translation adjustment	–	–	–	–	–	–	(5,701)	(5,701)	–	(5,701)
Net income	–	–	–	–	–	90,376	–	90,376	287	90,663
Balance, September 30, 2022	63,561	18,138	$571	$494,703	$(123,781)	$1,291,602	$(5,637)	$1,657,458	$18,561	$1,676,019

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$269,948	$293,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,145	146,477
Gain on sale of property and equipment	(596)	(2,433)
Gain on joint venture transaction	−	(12,500)
Gain on business acquisition	−	(6,958)
Stock-based compensation expense related to stock options and employee stock purchases	25,297	21,550
Provision for deferred income tax expense	3,508	7,921
Change in accounts receivable, net	(42,822)	(75,066)
Change in inventories, net	(193,668)	(264,687)
Change in prepaid expenses and other, net	(2,078)	875
Change in trade accounts payable	4,576	44,069
Change in customer deposits	(13,334)	9,650
Change in accrued expenses	(4,086)	25,464
Other, net	(831)	(4,832)
Net cash provided by operating activities	211,059	183,319
Cash flows from investing activities:
Acquisition of property and equipment	(289,079)	(175,243)
Proceeds from the sale of property and equipment	1,890	7,014
Business disposition	−	27,500
Business acquisition, net of cash acquired	−	(15,754)
Other	(3,765)	(11,691)
Net cash used in investing activities	(290,954)	(168,174)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	188,420	277,261
Proceeds from long-term debt	995,081	695,169
Principal payments on long-term debt	(962,792)	(788,757)
Principal payments on finance lease obligations	(13,447)	(11,091)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	14,734	11,080
Taxes paid related to net share settlement of equity awards	(7,017)	(8,669)
Payments of cash dividends	(37,097)	(33,123)
Common stock repurchased	(107,037)	(85,270)
Net cash provided by financing activities	70,845	56,600
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,050)	71,745
Effect of exchange rate on cash	(6)	(372)
Cash, cash equivalents and restricted cash, beginning of period	201,044	148,146
Cash, cash equivalents and restricted cash, end of period	$191,988	$219,519
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,233	$12,966
Income taxes, net of refunds	$80,759	$74,320
Noncash investing and financing activities:
Assets acquired under finance leases	$40,144	$14,290

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

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $2.3 million as of September 30, 2023.

Stock Split

On July 25, 2023, the Board of Directors of the Company declared a 3-for-2 stock split of the Company’s Class A common stock and Class B common stock, which was effected in the form of a stock dividend. On August 28, 2023, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of August 7, 2023. All share and per share data in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Authorized Shares

On May 16, 2023, the Company’s shareholders approved the Certificate of Amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 60,000,000 to 105,000,000 and Class B Common Stock from 20,000,000 to 35,000,000.

Treasury Stock Retirement

During the third quarter of 2023, the Company retired 3,052,899 shares of Class A common stock and 1,445,515 shares of Class B common stock. The Company recorded the retirement directly against retained earnings based on the Company’s policy election. The Company accounts for treasury stock using the cost method. There was no effect on the Company’s overall equity position due to the retirement of the treasury shares.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of September 30, 2023, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$80,278	$90,376	$269,008	$293,056
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	81,229	82,848	81,629	83,401
Effect of dilutive securities – Employee and director stock options and restricted share awards	2,758	2,465	2,622	2,644
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	83,987	85,313	84,251	86,045
Basic earnings per common share	$0.99	$1.09	$3.30	$3.51
Diluted earnings per common share and common share equivalents	$0.96	$1.06	$3.19	$3.41

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2023 and 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average anti-dilutive options	1,079	1,500	1,353	1,261

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $6.3 million for the three months ended September 30, 2023, and $3.6 million for the three months ended September 30, 2022. Stock-based compensation expense was $25.3 million for the nine months ended September 30, 2023, and $21.5 million for the nine months ended September 30, 2022.

As of September 30, 2023, the Company had $13.4 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $15.6 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2023, and December 31, 2022. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2023 and 2022 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2023

Revenues from external customers	$1,976,395	$4,345	$1,980,740
Segment operating income	121,675	(54)	121,621
Segment income before taxes	107,614	(54)	107,560
Segment assets	4,163,261	54,792	4,218,053

For the nine months ended September 30, 2023

Revenues from external customers	$5,883,127	$12,432	$5,895,559
Segment operating income	391,870	386	392,256
Segment income before taxes	356,839	386	357,225

As of and for the three months ended September 30, 2022

Revenues from external customers	$1,859,823	$4,463	$1,864,286
Segment operating income	126,770	267	127,037
Segment income before taxes	120,373	174	120,547
Segment assets	3,688,151	54,428	3,742,579

For the nine months ended September 30, 2022

Revenues from external customers	$5,205,802	$12,927	$5,218,729
Segment operating income	368,596	963	369,559
Segment income before taxes	380,397	682	381,079

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $5.3 million as a component of accrued liabilities as of September 30, 2023 and December 31, 2022, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $302,000 accrued for the payment of interest as of September 30, 2023 and December 31, 2022. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2023, the tax years ended December 31, 2019 through 2022, remained subject to audit by federal tax authorities, and the tax years ended December 31, 2018 through 2022, remained subject to audit by state tax authorities.

8 – Revenue

The Company’s non-lease and rental revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, the arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial vehicle sales revenue	$1,235,767	$1,142,201	$3,648,286	$3,176,175
Parts revenue	376,183	373,207	1,141,081	1,080,552
Commercial vehicle repair service revenue	267,440	248,923	801,898	683,139
Finance revenue	2,869	4,113	9,369	13,211
Insurance revenue	3,448	3,526	9,708	9,708
Other revenue	5,567	6,628	20,536	18,383
Total	$1,891,274	$1,778,598	$5,630,878	$4,981,168

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2023. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Lease and rental income during the three and nine months ended September 30, 2023 and September 30, 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Minimum rental payments	$77,685	$73,797	$229,276	$205,070
Nonlease payments	11,781	11,891	35,405	32,491
Total	$89,466	$85,688	$264,681	$237,561

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2022	$(4,130)
Foreign currency translation adjustment	232
Balance as of March 31, 2023	$(3,898)
Foreign currency translation adjustment	1,689
Balance as of June 30, 2023	$(2,209)
Foreign currency translation adjustment	(2,108)
Balance as of September 30, 2023	$(4,317)

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2022	Provision for the Nine Months Ended September 30, 2023	Write offs Against Allowance, net of Recoveries		Balance September 30, 2023

Commercial vehicle receivables	$160	$(33)	$	−	$127
Manufacturers’ receivables	573	1,814		(1,414)	973
Leasing, parts and service receivables	1,589	3,352		(2,561)	2,380
Other receivables	−	9		(7)	2
Total	$2,322	$5,142		$(3,982)	$3,482

12 – Acquisition

On May 2, 2022, the Company completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in an 80% controlling interest in RTC Canada. The acquisition was accounted for as an acquisition achieved in stages under ASC 805, Business Combinations. The acquisition-date fair value of the previous 50% equity interest was $44.7 million, resulting in a gain of $7.0 million included in the line item Other income (expense) on the Consolidated Statements of Income for the nine months ended September 30, 2022. The Company also recognized a reversal of deferred tax liabilities of $2.2 million and $0.6 million related to reclassification of the foreign currency translation adjustment related to the remeasurement of the Company’s previous equity method investment in RTC Canada Income for the nine months ended September 30, 2022.

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

The goodwill of $44.2 million for the RTC Canada acquisition was primarily attributable to the synergies expected to arise after the Company obtained a controlling interest in the entity.

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Subsequent to the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements.

13 – Subsequent Event

On November 1, 2023, the Company entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Amended and Restated Agreement”). Pursuant to the terms of the PLC Amended and Restated Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of the Company’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through its PacLease franchises. The Company may borrow, repay and reborrow amounts pursuant to the PLC Amended and Restated Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. The PLC Amended and Restated Agreement requires the Company to maintain a minimum balance threshold of $190,000,000. Advances under the PLC Amended and Restated Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between the Company and PLC in each instance of borrowing at a fixed rate. The PLC Amended and Restated Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Amended and Restated Agreement at any time upon 180 days written notice.

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International, Inc. International® is a registered trademark of Navistar, Inc. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 278,000 units in 2023, which would represent a 7.2% increase compared to 2022. We expect our U.S. market share of new Class 8 truck sales to range between 5.9% and 6.5% in 2023. This market share percentage would result in the sale of approximately 16,000 to 17,500 new Class 8 trucks in 2023. Additionally, we expect to sell approximately 600 new Class 8 trucks in Canada in 2023.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 253,500 units in 2023, which would represent an 8.5% increase compared to 2022.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.5% and 5.1% in 2023. This market share percentage would result in the sale of approximately 11,500 to 13,000 new Class 4 through 7 commercial vehicles in 2023. Additionally, we expect to sell approximately 400 new Class 5 through 7 commercial vehicles in Canada in 2023.

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

With respect to Aftermarket Products and Services, growth in our aftermarket revenues moderated in the third quarter of 2023 compared to earlier in the year, and we expect that challenging economic conditions that are currently affecting many of our customers, including high interest rates and low freight rates, will continue to negatively impact our Aftermarket Product and Services revenues going forward. In addition, we believe that the industry may experience some deflation with respect to the prices of certain commodity parts due to softening demand. However, despite a challenging operating environment, we believe that the diversity of our customer base, as well as our focus on operational excellence, mobile service and supporting large national fleets, will allow us to offset some of the current industry challenges, and that our results will continue to outpace the industry.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2023 and 2022.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
New and used commercial vehicle sales	62.4%	61.3%	61.9%	60.9%
Aftermarket products and services sales	32.5	33.4	33.0	33.8
Lease and rental sales	4.5	4.6	4.5	4.6
Finance and insurance	0.3	0.4	0.3	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.1	79.5	79.5	78.9
Gross profit	19.9	20.5	20.5	21.1
Selling, general and administrative	13.0	13.0	13.1	13.3
Depreciation and amortization	0.8	0.8	0.7	0.8
Gain on sale of assets	0.0	0.1	0.0	0.1
Operating income	6.1	6.8	6.7	7.1
Other income	0.0	0.0	0.0	0.4
Interest expense, net	0.7	0.3	0.6	0.2
Income before income taxes	5.4	6.5	6.1	7.3
Provision for income taxes	1.4	1.6	1.5	1.7
Net income	4.0	4.9	4.6	5.6
Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.0%	4.9%	4.6%	5.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross Profit:
New and used commercial vehicle sales	31.1%	25.3%	29.8%	27.4%
Aftermarket products and services sales	59.0	63.8	60.2	62.1
Lease and rental	6.9	7.1	6.7	6.8
Finance and insurance	1.6	2.0	1.6	2.1
Other	1.4	1.8	1.7	1.6
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,326	4,200	3.0%	12,991	11,896	9.2%
New medium-duty vehicles	3,244	3,223	0.7%	9,757	8,179	19.3%
New light-duty vehicles	425	608	-30.1%	1,381	1,497	-7.7%
Total new vehicle unit sales	7,995	8,031	-0.4%	24,129	21,572	11.9%
Used vehicles	1,797	1,763	1.9%	5,350	5,787	-7.6%
Vehicle revenues:
New heavy-duty vehicles	$756.1	$688.3	9.9%	$2,266.6	$1,925.7	17.7%
New medium-duty vehicles	332.9	284.1	17.2%	952.3	702.4	35.6%
New light-duty vehicles	25.7	30.5	-15.7%	80.6	74.5	8.2%
Total new vehicle revenue	$1,114.7	$1,002.9	11.1%	$3,299.5	$2,702.6	22.1%
Used vehicle revenue	$109.1	$131.5	-17.0%	$319.5	$459.7	-30.5%
Other vehicle revenues:(1)	$12.0	$7.8	53.8%	$29.3	$13.9	110.8%
Absorption ratio:	132.8%	136.2%	-2.5%	136.7%	136.6%	0.1%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 132.8% absorption ratio for the third quarter of 2023 compared to a 136.2% absorption ratio for the third quarter of 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

Total revenues increased $116.5 million, or 6.2%, in the third quarter of 2023, compared to the third quarter of 2022. This increase was primarily the result of strong demand for new commercial vehicles and increased production of commercial vehicles from the manufacturers we represent.

Our Aftermarket Products and Services revenues totaled $643.6 million in the third quarter of 2023, up 3.5% from the third quarter of 2022. The slight increase in Aftermarket Parts and Services revenues was related to the continued stabilization of parts pricing and economic pressures that are negatively affecting our over-the-road customers.

Revenues from sales of new and used commercial vehicles increased $93.6 million, or 8.2%, in the third quarter of 2023, compared to the third quarter of 2022. The increase in new commercial vehicle revenues was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 4,326 new Class 8 trucks in the third quarter of 2023, a 3.0% increase compared to 4,200 new Class 8 trucks sold in the third quarter of 2022. The increase in new Class 8 truck sales was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent. New U.S. Class 8 retail truck sales totaled 68,010 units in the third quarter of 2023, an increase of 0.1% compared to the third quarter of 2022, according to ACT Research.

We sold 3,244 new Class 4 through 7 medium-duty commercial vehicles, including 422 buses, in the third quarter of 2023, a 0.7% increase compared to 3,223 new medium-duty commercial vehicles, including 537 buses, in the third quarter of 2022. Our new Class 4 through 7 commercial vehicle sales were flat on a year-over-year basis primarily due to allocation decisions from the manufacturers we represent. We are still experiencing limited production of medium-duty commercial vehicles from the manufacturers we represent. New U.S. Class 4 through 7 retail commercial vehicle sales totaled 65,683 units in the third quarter of 2023, up 9.1% compared to the third quarter of 2022, according to ACT Research.

We sold 425 light-duty vehicles in the third quarter of 2023, a 30.1% decrease compared to 608 light-duty vehicles sold in the third quarter of 2022.

We sold 1,797 used commercial vehicles in the third quarter of 2023, a 1.9% increase compared to 1,763 used commercial vehicles in the third quarter of 2022. We expect used commercial vehicle demand and values to remain low through 2023 due to new commercial vehicle production continuing to increase, high interest rates and anticipated low freight rates.

Commercial vehicle lease and rental revenues increased $3.8 million, or 4.4%, in the third quarter of 2023, compared to the third quarter of 2022. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for lease commercial vehicles.

Finance and insurance revenues decreased $1.3 million, or 17.3%, in the third quarter of 2023, compared to the third quarter of 2022. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During the third quarter of 2023, most of our sales were to larger fleets, which usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during the third quarter of 2023. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $13.0 million, or 3.4%, in the third quarter of 2023, compared to the third quarter of 2022. Gross profit as a percentage of sales decreased to 19.9% in the third quarter of 2023, from 20.5% in the third quarter of 2022. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 62.4% in the third quarter of 2023, from 61.3% in the third quarter of 2022. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 32.5% in the third quarter of 2023, from 33.4% in the third quarter of 2022.

Gross margins from our Aftermarket Products and Services operations decreased to 36.2% in the third quarter of 2023, from 39.1% in the third quarter of 2022. Gross profit for the Aftermarket Products and Services departments decreased to $232.7 million in the third quarter of 2023, from $243.4 million in the third quarter of 2022. This decrease is primarily related to continued stabilization of parts pricing and softening demand due to difficult economic conditions impacting many of our customers. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.4% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2023 and 62.8% in the third quarter of 2022. Service and collision center operations represented 41.6% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2023 and 37.2% in the third quarter of 2022. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 38.0% in 2023.

Gross margins on new Class 8 truck sales remained flat at 9.9% in the third quarter of 2023 and the third quarter of 2022. In 2023, we expect overall gross margins from new heavy-duty truck sales of approximately 9.0% to 10.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 9.2% in the third quarter of 2023, from 7.9% in the third quarter of 2022. This increase was primarily due to the mix of purchasers during the third quarter of 2023. For 2023, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 8.5% to 9.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 11.3% in the third quarter of 2023, from 1.6% in the third quarter of 2022. This increase was primarily due to strategic inventory management of our used commercial vehicle inventory. We expect margins on used commercial vehicles to range between 8.0% and 10.0% in 2023.

Gross margins from truck lease and rental sales decreased to 30.6% in the third quarter of 2023, from 31.8% in the third quarter of 2022. This decrease is primarily related to a decrease in rental utilization rates. We expect gross margins from lease and rental sales of approximately 29.0% to 31.0% during 2023. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $14.5 million, or 6.0%, in the third quarter of 2023, compared to the third quarter of 2022. This increase primarily resulted from increased personnel expense, increased selling expense and other increased costs due to inflation, compared to the third quarter of 2022. SG&A expenses as a percentage of total revenues remained constant at 13.0% in the third quarter of 2023 and 2022. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2023, we expect SG&A expenses as a percentage of total revenues to range from 12.8% to 13.5%. For 2023, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense increased $7.9 million, or 126.2%, in the third quarter of 2023, compared to the third quarter of 2022. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2022. We expect net interest expense in 2023, compared to 2022, to increase due to interest related to our working capital lines of credit and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $13.0 million, or 10.8%, in the third quarter of 2023, compared to the third quarter of 2022.

Income Taxes

Income taxes decreased $3.0 million, or 9.9%, in the third quarter of 2023, compared to the third quarter of 2022. We provided for taxes at a 25.0% effective rate in the third quarter of 2023 and 24.79% in the third quarter of 2022. We expect our effective tax rate to be approximately 24.0% to 25.0% of pretax income in 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022.

Revenues

Total revenues increased $676.8 million, or 13.0%, in the first nine months of 2023, compared to the first nine months of 2022. This increase was primarily the result of strong demand for new commercial vehicles, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results as of May 2022.

Aftermarket Products and Services revenues increased $179.3 million, or 10.2%, in the first nine months of 2023, compared to the first nine months of 2022. The increase in Aftermarket Parts and Services revenues was related to healthy demand during the first six months of 2023 and the consolidation of RTC Canada into our operating results.

Revenues from the sales of new and used commercial vehicles increased $472.1 million, or 14.9%, in the first nine months of 2023, compared to the first nine months of 2022. The increase in new commercial vehicle revenues was primarily a result of strong demand, increased production of commercial vehicles from the manufacturers we represent and the consolidation of RTC Canada into our operating results.

We sold 12,991 new Class 8 heavy-duty trucks during the first nine months of 2023, a 9.2% increase compared to 11,896 new Class 8 heavy-duty trucks in the first nine months of 2022. According to A.C.T. Research, new U.S. Class 8 truck sales increased 12.9% in the first nine months of 2023, compared to the first nine months of 2022.

We sold 9,757 new Class 4 through 7 medium-duty commercial vehicles, including 1,232 buses, during the first nine months of 2023, a 19.3% increase compared to 8,179 new Class 4 through 7 medium-duty commercial vehicles, including 1,041 buses, in the first nine months of 2022. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 9.2% in the first nine months of 2023, compared to the first nine months of 2022.

We sold 1,381 new light-duty commercial vehicles during the first nine months of 2023, a 7.7% decrease compared to 1,497 light-duty commercial vehicles in the first nine months of 2022.

We sold 5,350 used commercial vehicles during the first nine months of 2023, a 7.6% decrease compared to 5,787 used commercial vehicles in the first nine months of 2022.

Truck lease and rental revenues increased $27.1 million, or 11.4%, in the first nine months of 2023, compared to the first nine months of 2022. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for lease commercial vehicles and the consolidation of RTC Canada into our operating results.

Finance and insurance revenues decreased $3.8 million, or 16.8%, in the first nine months of 2023, compared to the first nine months of 2022.

Gross Profit

Gross profit increased $106.0 million, or 9.6%, in the first nine months of 2023, compared to the first nine months of 2022. Gross profit as a percentage of sales decreased to 20.5% in the first nine months of 2023, from 21.1% in the first nine months of 2022.

Gross margins from our Aftermarket Products and Services operations decreased to 37.4% in the first nine months of 2023, from 38.8% in the first nine months of 2022. Gross profit for the Aftermarket Products and Services departments was $726.5 million in the first nine months of 2023, compared to $683.5 million in the first nine months of 2022. This increase is primarily related to the consolidation of RTC Canada into our operating results and strong parts and service demand in the first six months of 2023. Gross profits from parts sales represented 60.1% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2023 and 63.0% in the first nine months of 2022. Service and collision center operations represented 39.9% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2023 and 37.0% in the first nine months of 2022.

Gross margins on new Class 8 truck sales increased to 10.0% in the first nine months of 2023, from 9.9% in the first nine months of 2022.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 8.9% in the first nine months of 2023, from 7.9% in the first nine months of 2022.

Gross margins on used commercial vehicle sales increased to 10.8% in the first nine months of 2023, from 10.2% in the first nine months of 2022.

Gross margins from truck lease and rental sales decreased to 30.4% in the first nine months of 2023, from 31.6% in the first nine months of 2022.

Selling, General and Administrative Expenses

SG&A expenses increased $78.2 million, or 11.3%, in the first nine months of 2023, compared to the first nine months of 2022. SG&A expenses equaled 13.1% of total revenue in the first nine months of 2023, and 13.3% in the first nine months of 2022. This increase primarily resulted from increased personnel expense, increased selling expense and other increased costs due to inflation, compared to the first nine months of 2022, and in addition, increased general and administrative expense associated with consolidation of RTC Canada into our operating results.

Interest Expense, Net

Net interest expense increased $26.8 million, or 250.9%, in the first nine months of 2023, compared to the first nine months of 2022.

Income before Income Taxes

Income before income taxes decreased $23.9 million, or 6.3%, in the first nine months of 2023, compared to the first nine months of 2022.

Provision for Income Taxes

Income taxes remained flat in the first nine months of 2023, compared to the first nine months of 2022. We provided for taxes at a 24.4% rate in the first nine months of 2023 and a 22.9% rate in the first nine months of 2022.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2023, we had working capital of approximately $425.7 million, including $192.0 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

We continually evaluate our liquidity and capital resources based upon: (i) our cash, cash equivalents and restricted cash on hand; (ii) the funds that we expect to generate through future operations; (iii) current and expected borrowing availability under our secured line of credit, working capital lines of credit available under certain of our credit agreements and our Floor Plan Credit Agreement; and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a secured line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit on September 30, 2023, however, $18.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.0 million available for future borrowings as of September 30, 2023.

Our long-term debt, floor plan financing agreements and the credit agreement with Wells Fargo Bank, National Association the (“WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of September 30, 2023, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $240.0 million to $260.0 million for our leasing operations during 2023, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2023.

We are currently under contract to construct a new facility in the St. Louis, Missouri area at an estimated cost of $13.9 million.

During the third quarter of 2023, we paid a cash dividend of $13.7 million. On July 25, 2023, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split was effected in the form of a stock dividend paid on August 28, 2023, to shareholders of record as of August 7, 2023. Holders of the Company’s common stock received an additional one-half share for each share of common stock held as of the record date. Additionally, on October 24, 2023, our Board of Directors declared a cash dividend of $0.17 per share of Class A and Class B common stock, to be paid on December 12, 2023, to all shareholders of record as of November 9, 2023. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2022. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of September 30, 2023, we had repurchased $114.9 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2023, and may be suspended or discontinued at any time.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022.  We have reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of September 30, 2023. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $9.1 million during the nine months ended September 30, 2023 and increased by $71.4 million during the nine months ended September 30, 2022. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2023, operating activities resulted in net cash provided by operations of $211.1 million. Net cash provided by operating activities primarily consisted of $269.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $165.1 million, gain on sale of property and equipment of $0.6 million, stock-based compensation of $25.3 million and the benefit for deferred income tax expense of $3.5 million. Cash used by operating activities included an aggregate of $252.2 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $4.5 million from the increase in accounts payable, which was offset primarily by cash outflows of $193.7 million from the increase in inventories, $42.8 million from the increase in accounts receivable, $13.3 million from the decrease in customer deposits and $4.1 million from the decrease in accrued expenses. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first nine months of 2023, cash used in investing activities was $291.0 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $289.1 million during the first six months of 2023 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $210.5 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first nine months of 2022, cash used in investing activities was $168.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $175.2 million during the first nine months of 2022 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $122.3 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2023, financing activities resulted in net cash provided by financing activities of $70.8 million, primarily related to $188.4 million from net draws on floor plan notes payable, non-trade, $995.1 million from borrowings of long-term debt and $14.7 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $976.2 million used for principal repayments of long-term debt and capital lease obligations, $107.0 million used for repurchases of common stock, $7.0 million for taxes paid related to net share settlement of equity awards and $37.1 million used for payment of cash dividends.

During the first nine months of 2022, financing activities resulted in net cash provided by financing activities of $56.6 million, primarily related to $277.3 million from net draws on floor plan notes payable, non-trade, $695.2 million from borrowings of long-term debt and $11.1 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $799.8 million used for principal repayments of long-term debt and capital lease obligations, $52.3 million used for repurchases of common stock, $8.7 million for taxes paid related to net share settlement of equity awards and $33.1 million used for payment of cash dividends.

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”) which was amended effective November 30, 2022. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On September 30, 2023, we had approximately $104.8 million outstanding under the WF Credit Agreement.

On October 1, 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium. On September 30, 2023, we had approximately $150.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to Term SOFR, as defined by the First Amendment. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement now bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2023, we had approximately $947.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $855.5 million during the nine months ended September 30, 2023. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On September 30, 2023, we had approximately $71.7 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2023, advances under the RTC Canada Floor Plan Agreement bore interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the interest rate in the case of an advance required to be made in USD dollars to Term SOFR, as defined by the First Amendment. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement will now bear interest per annum, payable monthly, at Term SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On September 30, 2023, we had approximately $67.2 million CAD outstanding under the RTC Canada Floor Plan Agreement.

Backlog

On September 30, 2023, our backlog of commercial vehicle orders was approximately $3,297.4 million, compared to a backlog of commercial vehicle orders of approximately $3,300.1 million on September 30, 2022. The flatness of our backlog reflects the allocation decisions of the manufacturers we represent and continued demand associated with production constraints experienced by the manufacturers we represent. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2023, and we expect to fill the majority of our backlog orders during the remainder of 2023 and the first half of 2024, assuming that the manufacturers we represent can meet their current production schedule. Our current backlog continues to be much higher than normal. Given the potential for industry headwinds in the coming months caused by lower spot rates and higher interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in the last ten years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 187,600 in 2013, to a high of approximately 281,440 in 2019.  Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board (“CARB”) adopted a final rule that is intended to phase out the sale of internal combustion engine commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, Navistar, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations for which manufacturers will provide offsets as needed to meet California’s emission targets. Since July 2020, a group of eighteen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of September 30, 2023, we had floor plan borrowings and borrowings from WF, BMO and PLC in the amount of $1,429.1 million. Assuming an increase or decrease in SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $14.3 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of September 30, 2023, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2023.

A summary of the Company’s stock repurchase activity for the third quarter of 2023 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2023	267,329	$42.00	(4)	267,329	$67,381,385
August 1 – August 31, 2023	375,636	42.99	(5)	375,636	51,224,059
September 1 – September 30, 2023	386,507	41.76	(6)	386,507	35,071,032
Total	1,029,471			1,029,471

______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On December 2, 2022, we announced the approval of a new stock repurchase program, effective December 2, 2022, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 197,061 shares of Class B Common Stock at an average price paid per share of $40.84 and 70,268 shares of Class B Common Stock at an average price paid per share of $45.27.
(5)	Represents 277,469 shares of Class A Common Stock at an average price paid per share of $42.11 and 98,167 shares of Class B Common Stock at an average price paid per share of $45.49.
(6)	Represents 275,519 shares of Class A Common Stock at an average price paid per share of $40.52 and 110,988 shares of Class B Common Stock at an average price paid per share of $44.84.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits.

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2

Certificate of Amendment to the Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2023)

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

10.1	Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of November 1, 2023 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.2	$300.0 million Promissory Note dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.3*	Amended and Restated Amendment to Dealer Sales and Service Agreements

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 9, 2023	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2023	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)