Form 10-K
period 2023-12-31
RUSH ENTERPRISES INC \TX\
filed 2024-02-23
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $3,362,424,057 based upon the last sales price on June 30, 2023, on The NASDAQ Global Select MarketSM of $40.49 for the registrant’s Class A common stock and $45.37 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 61,517,252 shares Class A common stock and 16,364,153 shares of Class B common stock outstanding on February 14, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2023

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird and Dennis Eagle. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”) and on May 2, 2022, we purchased an additional 30% equity interest in RTC Canada that increased our equity interest to 80%. RTC Canada currently owns and operates 14 International dealership locations in Ontario. Prior to acquiring the additional 30%, we accounted for the equity interest in RTC Canada using the equity method of accounting. Now, the operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data as of May 2, 2022.

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Ontario, Canada. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 15, 2024:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center

Alabama
Birmingham	None	Yes	Yes	No
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Phoenix East	Peterbilt	No	Yes	No
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
Arkansas
Jonesboro	International, IC Bus	No	Yes	No
Lowell	International, Isuzu, IC Bus, Dennis Eagle	Yes	Yes	Yes
North Little Rock	International, IC Bus, Dennis Eagle	Yes	Yes	Yes
Russellville	International, IC Bus, Dennis Eagle	Yes	Yes	No
California
Ceres	Ford	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Los Angeles	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Ventura	Peterbilt	No	Yes	No
Victorville	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No
Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Jacksonville East	Peterbilt	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Miami	None	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Augusta	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Chicago Light and Medium Duty	Ford	Yes	Yes	No
Effingham	International	Yes	Yes	Yes
Elk Grove	Hino, Isuzu	Yes	Yes	No
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Pontoon Beach	International, Dennis Eagle	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Olathe	Hino, Isuzu, Dennis Eagle	Yes	Yes	No
Salina	International, Dennis Eagle	Yes	Yes	No
Topeka	International, Dennis Eagle	Yes	Yes	No
Wichita	International, Dennis Eagle	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
Cape Girardeau	International, Dennis Eagle	Yes	Yes	No
Jefferson City	International, Dennis Eagle	Yes	Yes	No
Joplin	International, Dennis Eagle	Yes	Yes	No
Kansas City	International, Dennis Eagle	Yes	Yes	Yes
Kansas City Used Trucks	None	Yes	No	No
St. Joseph	International, Dennis Eagle	Yes	Yes	No
St. Peters	International, Dennis Eagle	Yes	Yes	No
Springfield	International, Isuzu, Dennis Eagle	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
(1)	Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	International, Isuzu, Dennis Eagle	Yes	Yes	Yes
Memphis Used Trucks	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Arlington	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
Dallas South	Peterbilt	No	Yes	No
Dallas TRP	None	No	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Wichita Falls	Peterbilt, Blue Bird, Micro Bird	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus	Yes	Yes	Yes
Springville	International	Yes	Yes	No
St. George	International	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Richmond	International	Yes	Yes	Yes
Ontario, Canada
Belleville	International, IC Bus	Yes	Yes	No
Cornwall	None	No	Yes	No
Kemptville	International, IC Bus	Yes	Yes	Yes
Kingston	International, IC Bus	Yes	Yes	No
Markham	International, IC Bus	Yes	Yes	No
Mississauga	International, IC Bus	Yes	Yes	No
Oshawa	International, IC Bus	Yes	Yes	No
Ottawa East	International, IC Bus	Yes	Yes	No
Ottawa West	None	No	Yes	No
Pembroke	International, IC Bus	Yes	Yes	No
Sault Saint Marie	International, IC Bus	Yes	Yes	No
St. Catharines	International, IC Bus	Yes	Yes	No
Sudbury	International, IC Bus	Yes	Yes	No
Timmins	International, IC Bus	Yes	Yes	No

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

Rush Truck Leasing Location	Brand	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
Arkansas
North Little Rock	Idealease	In RTC
Lowell	Idealease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	Standalone
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Augusta	Idealease	In RTC
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC

Rush Truck Leasing Location	Brand	Standalone or in a Rush Truck Center
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Kansas
Kansas City	Idealease	Standalone
Salina	Idealease	In RTC
Wichita	Idealease	In RTC
Missouri
Joplin	Idealease	In RTC
St. Peters	Idealease	Standalone
Springfield	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	Standalone
North Carolina
Asheville	Idealease	Standalone
Charlotte	Idealease	Standalone
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	Standalone
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Memphis	Idealease	Standalone
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Arlington	PacLease	In RTC
Houston	PacLease	Standalone
Houston NW	PacLease	Standalone
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone
Ontario, Canada
Markham	Idealease	In RTC
Mississauga	Idealease	In RTC
Ottawa	Idealease	In RTC
St. Catharines	Idealease	In RTC
Sudbury	Idealease	In RTC

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

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated dealership network that provides service solutions to the commercial vehicle industry throughout the United States and Ontario, Canada. Our strategy includes the following key elements:

●

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, part sales, service, or a collision center. Our general managers measure and manage the operations of each dealership according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance relative to these goals.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $2,562.0 million, or 32.3%, of our total revenues for 2023, and 59.5% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $168.1 million, or 2.1%, of our total revenues for 2023. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

We also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 3,246 vehicles under contract maintenance as of December 31, 2023. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $4,543.3 million, or 57.3%, of our total revenues in 2023. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $3,083.1 million, or 38.9%, of our total revenues for 2023, and 67.9% of our new commercial vehicle revenues for 2023.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt, International or Dennis Eagle may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Dennis Eagle, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $1,119.7 million, or 14.1%, of our total revenues for 2023, and 24.6% of our new commercial vehicle revenues for 2023. New bus sales accounted for approximately $192.3 million, or 2.4%, of our total revenues for 2023, and 4.2% of our new commercial vehicle revenues for 2023. New light-duty commercial vehicle sales accounted for approximately $108.8 million, or 1.4%, of our total revenues for 2023, and 2.4% of our new commercial vehicle revenues for 2023.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $414.7 million, or 5.2%, of our total revenues for 2023. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $353.8 million, or 4.5%, of our total revenues for 2023. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing and rental through our PacLease and Idealease franchises. As of December 31, 2023, we had 10,463 commercial vehicles in our lease and rental fleet. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental fleet inventory.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $24.3 million, or 0.3%, of our total revenues for 2023. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

Many of our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts involve an installment contract, which is secured by the commercial vehicle financed and requires a down payment, with the remaining balance generally financed over a two-year to seven-year period. Most of these finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties that we may incur under these finance contracts.

We sell, as an agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision, workers’ compensation, cargo, and credit life insurance coverage offered by several leading insurance companies. Our renewal rate in 2023 was approximately 81%. We also have licensed insurance agents at several of our Rush Truck Centers.

Human Capital Management

On December 31, 2023, we employed 7,860 people in the U.S. and 649 people in Canada. Of these employees, less than 1.4% of our workforce was classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits, a consistent work schedule and opportunities to improve their skills and advance within the Company.

Core Values. Our core values define our culture and reflect who we are and the way we interact with our customers, suppliers, co-workers and shareholders. Our core values are productivity, fairness, excellence and a positive attitude and are described below.

●	Productivity means constantly striving toward efficiency and success in all interactions and activities while working with a common purpose and sense of urgency.

●	Fairness characterizes our honesty, integrity, truthfulness, dependability and reliability in everything we do.

●

Excellence means doing it better than everyone else does. Our excellence is reflected in our first-class facilities, quality products and services, motivated and talented employees, superior results for the customer and consistency throughout our organization.

●	Positive attitude means approaching every day with excitement and passion for our work and dedication to our customers with positive intensity.

Each of these core values is embodied in our code of conduct, which we call our Rush Driving Principles. Employees are required to complete training on the Rush Driving Principles and certify that they have read and understand such principles on an annual basis. We believe that our core values are the foundation of a strong and ethical culture that is a strength for us, and we intend to continue building upon that culture to improve performance across our business.

Employee Recruitment. We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with multiple trade schools and universities across the country that we utilize as a source for entry-level talent. Additionally, we believe it is incumbent upon all our managers to continuously monitor their local markets for experienced individuals who might be successful additions to our organization.

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

We provide our full-time employees with comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Some examples of the wide-ranging benefits we offer include: medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, smoking cessation assistance, life insurance, disability insurance, health savings accounts and flexible spending accounts.

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

Talent Development. Our talent development programs supply our employees and leaders with tools and experiences to foster learning, employee engagement, leadership development, talent management, and employee development. Career development is fostered through education, learning opportunities, succession planning, performance management, and training. Programs are designed to facilitate the development and advancement of talent from within our organization to enable us to continuously fill our ranks with qualified employees for critical positions in the organization.

Our Rush Foundational Leader Program is focused on developing key management and leadership skills. The Rush Foundational Leader Program consists of a series of courses ranging from basic management skills, including promoting a culture of diversity and inclusion, to more advanced leadership concepts and skills that are designed for managers throughout our organization. As a continuation of our leadership development initiatives, we have implemented our High Impact Leadership series, which focuses on building more advanced leadership skills such as motivating employees through meaningful feedback and inclusive leadership and communication. We also have a New Graduate Program that identifies and recruits new talent from universities across the country and provides on-the-job training for them to fill various roles within our dealership network. In addition, we have established a program called Growing Resilient Outstanding Women (“GROW”), which enables women to continue their professional development through educational opportunities, mentoring and networking.

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

Employee Experience. We conduct an annual comprehensive employee engagement survey designed to measure organizational culture and engagement. The purpose of the survey is to monitor overall employee engagement with the goal of identifying actions that can be taken to continuously improve our employee engagement, which we believe leads to increased employee retention. Data collected in each annual employee engagement survey is maintained and used to track our progress against our internal goals. Additionally, we use onboarding and exit survey feedback to monitor and improve engagement and retention. We have formal “listening groups” that provide additional engagement channels for feedback from our dealerships to senior management throughout the year. One of these groups is the Field Leadership Advisory Group (FLAG). FLAG consists of field employees nominated and selected for their valuable experience. They provide regular feedback to executives to ensure that issues they are facing are handled in an efficient and consistent manner and with the customer in mind.

Another aspect of the employee experience is our reward and recognition program, called STAR. Managers and employees may nominate a colleague for superior work, outstanding effort, and demonstration of our company’s core values.

Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2023, our overall turnover rate for U.S. and Canada was 25.1%, compared to 28.6% in 2022. The turnover rate of our technicians is also monitored closely by management, as the retention of skilled technicians is critical to the success of the Company. Demand for technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2023, our turnover rate for U.S. and Canada technicians was 33.6%, compared to 36.7% in 2022.

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

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2023, we had a TRIR of 3.68, compared to 4.03 in 2022 and a LTIR of .57 in 2023, compared to 0.72 in 2022.

Labor Relations. We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 10, 2025, Joliet, Illinois, which will expire on May 3, 2026 and Carol Stream, Illinois, which will expire on May 2, 2027. We have the ratified terms of an agreement covering certain employees in Chicago LMD, which once formalized, will expire on May 6, 2028. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include national and regional truck fleets, corporations, local and state governments and owner-operators. During 2023, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Parts Distribution and Inventory Management. We utilize a parts inventory distribution and management system that allows for the prompt transfer of parts inventory among various Rush Truck Centers. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in reducing overstock and understock. Our network is linked to our major suppliers for purposes of ordering parts and managing parts inventory levels. Automated reordering and communication systems allow us to maintain proper parts inventory levels and permit us to have parts inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions

On December 4, 2023, we acquired certain assets of Freeway Ford Truck Sales, Inc., which included real estate and a Ford commercial vehicle franchise in Chicago, Illinois, along with commercial vehicle and parts inventory. The transaction was valued at approximately $16.3 million, with the purchase price paid in cash.

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

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, Nevada, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring in July 2024. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W.M. “Rusty” Rush, and certain current and former executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 29.1% of our total revenues for 2023.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Arkansas, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, North Carolina, Ohio, Tennessee, Utah and Virginia. These dealership agreements currently have terms expiring between May 2025 and January 2029. Sales of new International commercial vehicles accounted for approximately 16.4% of our total revenues for 2023.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, and Micro Bird, which currently have terms expiring between March 2024 and May 2029 and Ford, Hino, Isuzu and Dennis Eagle which have perpetual terms. Sales of new non‑Peterbilt and non-International commercial vehicles accounted for approximately 8.5% of our total revenues for 2023.

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

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to Term secured overnight financing rate (“SOFR”), as defined in the amendment. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2023, we had approximately $984.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $870.1 million during the year ended December 31, 2023. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2023, advances under the RTC Canada Floor Plan Agreement bore interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the interest rate in the case of an advance required to be made in USD dollars to Term SOFR, as defined in the first amendment. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement bear interest per annum, payable monthly, at Term SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2023, we had approximately $55.9 million CAD outstanding under the RTC Canada Floor Plan Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Lease and Rental Fleet Financing

On September 14, 2021, we entered into a credit agreement (“WF Credit Agreement”) with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2023, we had approximately $100.2 million outstanding under the WF Credit Agreement.

On November 1, 2023, the Company entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $190.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. On December 31, 2023, we had approximately $265.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at the CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2023, we had approximately $64.7 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

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

Backlog

On December 31, 2023, our backlog of commercial vehicle orders was approximately $3,733.4 million, compared to a backlog of commercial vehicle orders of approximately $4,216.0 million on December 31, 2022. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellations, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications, the demand for the particular model ordered and the status of the supply chain with respect to truck bodies and component parts. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2023, and we expect to fill the majority of our backlog orders during 2024, assuming that the manufacturers we represent can meet their current production schedule. Given the potential for industry headwinds in the coming months caused by lower spot rates and high interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled. In addition, given the current regulatory uncertainty in connection with the California Air Resources Board’s (“CARB”) enforcement of its rules and regulations, we believe that certain commercial vehicle orders currently reflected in our backlog could be canceled with respect to customers that intend to operate such vehicles in California.

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

The federal Clean Water Act and comparable state statutes require containment of potential discharges of oil or hazardous substances and require preparation of spill contingency plans. Water quality protection programs govern certain discharges from some of our operations. Similarly, the federal Clean Air Act and comparable state statutes regulate emissions of various air emissions through permitting programs and the imposition of standards and other requirements.

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027.  In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, CARB adopted a final rule that is intended to phase out the sale of internal combustion engine commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, Navistar, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations, currently in effect, with respect to which manufacturers may provide certain offsets to meet CARB's emission targets in exchange for the ability to sell legacy engines. Since July 2020, a group of seventeen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations, or CARB’s enforcement of its existing regulations, could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2023, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with Peterbilt;

●	the manufacture and delivery of competitively priced, technologically current, emissions-compliant, high-quality Peterbilt trucks in quantities sufficient to meet our requirements;

●	the overall success of PACCAR and Peterbilt;

●	PACCAR’s continuation of its Peterbilt division; and

●	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships.

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2023, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively priced, technologically current, emissions-compliant, high-quality International trucks and IC buses in quantities sufficient to meet our requirements;

●	the overall success of Navistar; and

●

the maintenance of goodwill associated with the International and IC Bus brands, which can be adversely affected by decisions made by Navistar and the owners of other International and IC Bus dealerships.

A negative change in any of the preceding, or a change in control of Navistar, could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control, and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W.M. “Rusty” Rush, Scott Anderson, Steven Keller, Corey Lowe, Jody Pollard, Jason Wilder, Michael Goldstone, Mike Eppes and Michael McRoberts, along with certain other persons who no longer work for the Company (collectively, the “Dealer Principals”) decreases below 22% (the Dealer Principals, excluding those who no longer work for the Company, controlled approximately 41.6% of the aggregate voting power with respect to the election of directors as of December 31, 2023); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than Mr. Rush or any person who has been approved in writing by PACCAR, holds the office of Chairman of the Board and the President or Chief Executive Officer of the Company. We have no control over the transfer or disposition of Mr. Rush’s, or his estate’s, common stock. If Mr. Rush were to sell his Class B common stock or bequest his Class B common stock to a person or entity other than the Dealer Principals, or if his estate is required to liquidate its Class B common stock that it owns, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2024 and May 2029. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

Historically, we have achieved a significant portion of our growth through acquisitions, and we will continue to consider potential acquisitions on a selective basis.  There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.  Moreover, there can be no assurance that we will obtain manufacturers’ consents to acquisitions of additional franchises.

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

Scientific evidence suggests that a warming climate potentially results in an environment more prone to natural disasters, such as hurricanes and flooding. Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, tornadoes and hailstorms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although our vehicle inventory is insured, we self-insure our property insurance with respect to the real property and personal property (other than our vehicle inventory) that we own. Thus, we may be exposed to property losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows, although we believe that such a material adverse effect would be unlikely.

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

Our Floor Plan Credit Agreement, RTC Canada Floor Plan Agreement, WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement are each subject to variable interest rates. Therefore, our interest expense rises when interest rates increase. In addition, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could negatively affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2023, our backlog of new commercial vehicle orders was approximately $3,733.4 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Given the potential for industry headwinds in the coming months caused by low spot rates and high interest rates, which could negatively impact industry demand for new commercial vehicles moving forward, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled. In addition, given the current regulatory uncertainty in connection with CARB’s rules and regulations, we believe that certain commercial vehicle orders currently reflected in our backlog could be cancelled with respect to customers that intend to operate such vehicles in California.

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

The manufacturers we represent may be adversely impacted by economic downturns, significant declines in the sales of their new vehicles, the ability to manufacture or supply vehicles that comply with applicable emissions requirements, labor strikes or similar disruptions (including within their major suppliers), rising raw materials costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. Our results of operations, financial condition or cash flows could be adversely affected if one or more of the manufacturers we represent are impacted by any of the foregoing adverse events.

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

The commercial vehicles that we sell are subject to federal and state regulations focused on reducing engine emissions and we are dependent on the manufacturers that we represent to produce or supply engines that comply with such regulations.

Laws and regulations intended to achieve the goal of significantly reducing engine emissions associated with the operation of commercial vehicles are complex and subject to change. For example, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, CARB adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, Navistar, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations, currently in effect, with respect to which manufacturers may provide certain offsets to meet CARB's emmision targets in exhange for the ability to sell legacy engines.

Since July 2020, a group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states that signed are states where we sell new commercial vehicles: California, Colorado, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business.

In addition, engine emissions rules and regulations could affect demand for the products that we sell in certain markets. For example, there is currently uncertainty regarding CARB’s regulations that became effective January 1, 2024. The regulations require a certain percentage of each manufacturer’s commercial vehicles that are sold in California to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. There are currently multiple lawsuits pending where plaintiffs are challenging CARB’s rules on the basis that, amongst other things, such rules are preempted by other federal laws and that the EPA exceeded its authority in granting a waiver allowing CARB’s rules to take effect. We are working with the manufacturers we represent to understand the potential limitations on the sale of certain new commercial vehicles within California going forward, and the potential limitations that may apply to our customers that may operate model year 2024 and later commercial vehicles within California. While we do not currently believe that any reduction in the number of new commercial vehicles that we may be able to sell due to CARB’s rules and regulations would have a material adverse effect on our results in 2024, our success going forward depends on the ability of our manufacturers to successfully supply new commercial vehicles that comply with existing and future emissions rules and regulations in each of the markets in which we operate.

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

We take an enterprise-wide approach to cybersecurity, using established processes for assessing, identifying, and managing risks from cybersecurity threats. We have implemented various measures across our organization to manage our cybersecurity risks, including implementing systems to identify, prevent, detect, investigate, resolve, and recover from cyber security attacks. All employees participate in our security awareness training program, and additional training is required for various roles within the organization. Employees are trained and encouraged to identify and report security concerns, and cybersecurity is engrained in our culture. Our cybersecurity risk management program leverages the Center for Internet Security Critical Security Framework to provide a structured methodology to help ensure the confidentiality, integrity, and availability of our systems and data. We regularly assess cybersecurity risks and monitor our systems for vulnerabilities. We conduct regular reviews and tests of our systems and our cybersecurity program, both internally and using consultants and external auditors. These tests include, but are not limited to, vulnerability testing, penetration testing, tabletop exercises, systems recovery tests, assessments, and other activities to assess the readiness and effectiveness of our cybersecurity controls and protections. However, despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to cyberattacks and other security breaches, computer viruses, lost or misplaced data, programming errors, human errors or other events, and such incidents can remain undetected for a period of time despite our best efforts to detect and respond to them in a timely manner.

We have, from time to time, experienced threats to our data and systems, including malware, ransomware and computer virus attacks. As discussed above, we are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur, we will be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We utilize a captive insurance company to manage our auto and general commercial liability insurance, which we supplement with excess insurance coverage. We self-insure our property insurance with respect to the real property that we own and our personal property (excluding our vehicle inventory, which is insured). We also maintain various insurance policies with third-party insurers, each of which are subject to deductibles with high dollar amounts. We may be exposed to claims for which coverage is not afforded or the damages exceed the limits of our insurance coverage or multiple claims causing us to incur significant out-of-pocket costs before reaching the deductible amount, all of which could adversely affect our financial condition and results of operations. In addition, the cost of third-party insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations. In fact, due to the rising costs of premiums over the last couple of years, we have been generally increasing our use of self-insurance programs and increasing the amounts of our deductibles.

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

We may also have liability in connection with materials that were sent to third party recycling, treatment, or disposal facilities under federal and state statutes. Applicable laws may make us responsible for liability relating to the investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. In addition, compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows.

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

Collectively, Mr. Rush and his affiliate own approximately 0.3% of our issued and outstanding shares of Class A common stock and 43.7% of our issued and outstanding Class B common stock. Mr. Rush collectively controls approximately 36.6% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of Mr. Rush may not be consistent with the interests of all shareholders. As a result of such ownership, Mr. Rush has the ability to exercise substantial control over the Company, including with respect to the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Additionally, the number of shares owned by Mr. Rush and his affiliate, the requirement in our dealership agreements that the Dealer Principals retain a controlling interest in us, the restrictions on who may serve as Chairman of the Board and President or Chief Executive Officer of the Company, and the restrictions on the sale or transfer of our franchises contained in our dealer agreements, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable.

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

The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2023, the three-month average daily trading volume of our Class B common stock was approximately 20,330 shares, with five days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

We take an enterprise-wide approach to cybersecurity, using established processes for assessing, identifying, and managing risks from cybersecurity threats. We have implemented various measures across our organization to manage our cybersecurity risks, including implementing systems to identify, prevent, detect, investigate, resolve and recover from cyber security attacks. All employees participate in our security awareness training program, and additional training is required for various roles within the organization. Employees are trained and encouraged to identify and report security concerns, and cybersecurity is engrained in our culture.

Our cybersecurity risk management program leverages the Center for Internet Security Critical Security Framework to provide a structured methodology to help ensure the confidentiality, integrity and availability of our systems and data. We regularly assess cybersecurity risks and monitor our systems for vulnerabilities. We conduct regular reviews and tests of our systems and our cybersecurity program, both internally and using consultants and external auditors. These tests include, but are not limited to, vulnerability testing, penetration testing, tabletop exercises, systems recovery tests, assessments and other activities to assess the readiness and effectiveness of our cybersecurity controls and protections.

Our Information Security program is led by our Chief Information Officer (“CIO”), who reports to our Chief Operating Officer (“COO”). Our CIO works with our Chief Privacy Officer (“CPO”) to address cybersecurity and data privacy risks and concerns. The Information Security Governance Committee (“ISGC”), composed of executives from various corporate functions, oversees our cybersecurity policy and strategy. Our Board of Directors (the “Board”) oversees our enterprise risk management activities in general, including cybersecurity risks. The Audit Committee of the Board has been designated with specific oversight responsibility with respect to cybersecurity and data privacy risk management. The Board receives a comprehensive update on the status of risks related to cybersecurity annually and periodic updates on particular matters. The COO and the ISGC meet with the CIO and CPO on a regular basis to review and monitor our cybersecurity risks and mitigation efforts. We engage external assessors, consultants, and auditors to assist us in evaluating and enhancing our cybersecurity risk management processes. We also have processes to oversee and identify such risks from cybersecurity threats associated with our use of third-party service providers.

While we have not experienced a material breach, our systems are frequently the target of cyber security attacks intending to steal, misuse, or destroy data, to impact our ability to do business, or otherwise negatively impact us. If we did experience a significant disruption in service, theft of data, or other significant attack, it could result in legal claims or proceedings, liability under federal and state laws that protect the privacy of personal information, regulatory penalties, remediation costs, increased cybersecurity costs, loss of revenue or customers, damage to our reputation or competitive position, or other harm to our business. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

Item 2.  Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2023, we also own or lease numerous facilities used in our operations in the following locations: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Ontario, Canada.

We lease a hangar in New Braunfels, Texas for our corporate aircraft. We also own and operate a guest ranch of approximately 10,950 acres near Cotulla, Texas, which is used for client development purposes.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of December 31, 2023, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2023, our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.62 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A common stock and Class B common stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2023			2022
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$.14	$41.47	$33.44	$.13	$40.59	$31.56
Second Quarter	.14	41.32	33.37	.13	36.25	31.15
Third Quarter	.17	46.30	38.85	.14	35.33	28.48
Fourth Quarter	.17	50.42	34.68	.14	36.71	29.43

Class B Common Stock

First Quarter	$.14	$43.73	$35.43	$.13	$38.67	$29.82
Second Quarter	.14	45.93	36.57	.13	35.17	29.45
Third Quarter	.17	50.05	42.54	.14	40.01	31.25
Fourth Quarter	.17	53.11	39.81	.14	38.84	32.31

As of February 2, 2024, there were approximately 18 record holders of Class A common stock and approximately 18 record holders of Class B common stock. On August 28, 2023, we effected a three-for-two stock split with respect to both our Class A and Class B common stock in the form of a Stock Dividend. The foregoing stock prices and the following share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

As of December 31, 2023, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2023 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2023	555,284	$39.77	(4)	555,284	$12,972,149
November 1 – November 30, 2023	341,834	37.92	(5)	341,834	500
December 1 – December 31, 2023	1,553,738	43.49	(6)	1,553,738	82,420,519
Total	2,450,856			2,450,856

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B common stock repurchased by us.
(3)

We repurchased shares in 2023 under a stock repurchase program announced on December 2, 2022, which authorized the repurchase of up to $150.0 million of our shares of Class A common stock and/or Class B common stock. This plan was terminated effective December 3, 2023; we repurchased $150.0 million shares of our Class A and Class B common stock under the plan prior to its termination. On December 6, 2023, we announced the approval of a new stock repurchase program, effective December 5, 2023, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 456,837 shares of Class A common stock at an average price paid per share of $38.76 and 98,447 shares of Class B common stock at an average price paid per share of $44.45.
(5)	Represents 315,220 shares of Class A common stock at an average price paid per share of $37.52 and 26,614 shares of Class B common stock at an average price paid per share of $42.57.
(6)	Represents 53,566 shares of Class A common stock at an average price paid per share of $41.63 and 1,500,172 shares of Class B common stock at an average price paid per share of $43.56.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

          The graph below matches the cumulative 5-Year total return of holders of Rush Enterprises, Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of four companies that includes: Lithia Motors Inc, Paccar Inc, Penske Automotive Group Inc and Werner Enterprises Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018, and tracks it through December 31, 2023.

	12/18	12/19	12/20	12/21	12/22	12/23
Rush Enterprises, Inc.	100.00	133.16	174.24	244.67	246.21	357.00
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	150.22	182.27	208.38	219.78	332.47

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

	Year Ended December 31,
	2023	2022	2021
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used commercial vehicle sales	$4,957,969	$4,351,370	$3,039,953
Aftermarket products and services sales	2,562,141	2,372,439	1,793,363
Lease and rental	353,780	322,257	247,234
Finance and insurance	24,271	29,741	27,964
Other	26,863	25,863	17,628
Total revenues	7,925,024	7,101,670	5,126,142
Cost of products sold	6,331,934	5,614,511	4,033,844
Gross profit	1,593,090	1,487,159	1,092,298
Selling, general and administrative	1,021,722	927,836	731,340
Depreciation and amortization	59,830	55,665	53,354
Gain (loss) on sale of assets	843	2,455	1,432
Operating income	512,381	506,113	309,036
Other income	2,597	22,338	6,417
Interest expense, net	52,917	19,124	1,770
Income before income taxes	462,061	509,327	313,683
Provision (benefit) for income taxes	114,000	117,242	72,268
Net Income	348,061	392,085	241,415
Less: Noncontrolling interest	1,006	703	−
Net Income attributable to Rush Enterprises	$347,055	$391,382	$241,415

Net income per common share:
Basic	$4.28	$4.71	$2.88
Diluted	$4.15	$4.57	$2.78

Cash dividends declared per share	$0.62	$0.53	$0.49

Weighted average shares outstanding:
Basic	81,089	83,100	83,838
Diluted	83,720	85,727	86,817

	Year Ended December 31,
	2023	2022	2021
OPERATING DATA
Unit vehicle sales −
New vehicles	32,569	29,842	23,259
Used vehicles	7,117	7,078	7,527
Total unit vehicles sales	39,686	36,920	30,786
Commercial vehicle lease and rental units	10,463	10,326	8,914

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
BALANCE SHEET DATA
Working capital	$586,994	$439,069	$320,950
Inventories	1,801,447	1,429,429	1,020,136
Total assets	4,364,241	3,821,066	3,119,977

Floor plan notes payable	1,139,744	933,203	630,731
Long-term debt, including current portion	414,002	275,433	334,926
Finance lease obligations, including current portion	133,736	122,692	116,530
Total shareholders’ equity	1,890,416	1,763,022	1,466,749

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Dennis Eagle, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair (collectively, “Aftermarket Products and Services”) in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products.

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 59.5% of our total gross profits in 2023.

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

Summary of 2023

Our results of operations for the year ended December 31, 2023 are summarized below as follows:

●	Our gross revenues totaled $7,925.0 million, a 11.6% increase from gross revenues of $7,101.7 million in 2022.

●	Gross profit increased $105.9 million, or 7.1%, compared to 2022. Gross profit as a percentage of sales decreased to 20.1% in 2023, from 20.9% in 2022.

●	Our new Class 8 heavy-duty unit sales increased 4.0%, compared to 2022, which accounted for 6.2% of the total U.S. market and 2.0% of the total Canadian market.

●	Our new Class 4 through 7 medium-duty unit sales increased 20.3%, compared to 2022, including buses, which accounted for 5.1% of the total U.S. market and 2.9% of the total Canadian market.

●	New light-duty truck unit sales decreased 9.4% in 2023, compared to 2022.

●	Used truck unit sales increased 0.6% in 2023, compared to 2022.

●	Aftermarket Products and Services revenues increased $189.7 million, or 8.0% to $2,562.1 million, compared to $2,372.4 million in 2022.

●	Lease and rental revenues increased $31.5 million, or 9.8%, to $353.8 million, compared to 2022.

●	Selling, General and Administrative (“SG&A”) expenses increased $93.9 million, or 10.1%, to $1,021.7 million, compared to $927.8 million in 2022.

●	Net interest expense increased $33.8 million, or 176.7%, in 2023, compared to 2022.

2024 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 214,300 truck units in 2024, a 21.1% decrease compared to 271,607 units sold in 2023. We expect our U.S. market share of new Class 8 truck sales to range between 6.3% and 6.8% in 2024. This market share percentage would result in the sale of approximately 13,500 to 14,500 new Class 8 trucks in 2024. We expect to sell approximately 650 additional new Class 8 trucks in Canada in 2024.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 254,250 units in 2024, a 0.6% increase compared to 252,649 units sold in 2023. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.8% and 5.3% in 2024. This market share percentage would result in the sale of approximately 12,200 to 13,400 new Class 4 through 7 commercial vehicles in 2024. We expect to sell approximately 350 additional new Class 5 through 7 commercial vehicles in Canada in 2024.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2024.

We expect lease and rental revenue to increase approximately 3% during 2024, compared to 2023.

We believe our Aftermarket Products and Services revenues will increase 1% to 5% in 2024, compared to 2023. In 2024, we expect demand for Aftermarket Products and Services in the first half of the year to be consistent with demand in the second half of 2023. We expect that challenging economic conditions that are currently affecting many of our customers, including high interest rates and low freight rates, will continue to negatively impact our Aftermarket Product and Services revenues through the first half of 2024. However, we are hopeful that the current freight recession may begin to ease by late summer, which we believe could provide a tailwind to the aftermarket industry in the second half of 2024. During 2024, we will continue to focus on our strategic initiatives, including supporting large national account customers and expanding our service technician workforce.

We expect that retail sales of new Class 8 trucks will decline compared to 2023, as pent-up demand in the market from the last few years has now been largely met. Production of new Class 4 through 7 vehicles currently continues to increase and we believe that demand will likely be consistent with 2023, though delivery delays by truck body upfitters due to supply issues could negatively impact the timing of deliveries. In addition, we continue to monitor inflation, interest rates and freight rates, which may negatively impact consumer spending and capital expenditures across a variety of industries we support.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 135.3% absorption ratio for the year ended December 31, 2023, and 136.6% absorption ratio for the year ended December 31, 2022.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for 2023, 2022 and 2021. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021
Revenue
New and used commercial vehicle sales	62.6%	61.3%	59.3%
Aftermarket Products and Services sales	32.3	33.4	35.0
Lease and rental	4.5	4.5	4.8
Finance and insurance	0.3	0.4	0.6
Other	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	79.9	79.1	78.7
Gross profit	20.1	20.9	21.3
Selling, general and administrative	12.9	13.1	14.3
Depreciation and amortization	0.7	0.7	1.0
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	6.5	7.1	6.0
Other income	0.0	0.3	0.1
Interest expense, net	0.7	0.2	0.0
Income from continuing operations before income taxes	5.8	7.2	6.1
Provision for income taxes	1.4	1.7	1.4
Net income	4.4	5.5	4.7
Net income attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.4%	5.5%	4.7%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Vehicle unit sales:
New heavy-duty vehicles	17,457	16,778	11,052	4.0%	51.8%
New medium-duty vehicles	13,264	11,025	10,485	20.3	5.2
New light-duty vehicles	1,848	2,039	1,722	(9.4)	18.4
Total new vehicle unit sales	32,569	29,842	23,259	9.1%	28.3%

Used vehicles sales	7,117	7,078	7,527	0.6%	(6.0)%

Vehicle revenue:
New heavy-duty vehicles	$3,083.1	$2,715.3	$1,661.9	13.5%	63.4%
New medium-duty vehicles	1,312.0	959.1	857.1	36.8	11.9
New light-duty vehicles	108.8	104.0	79.4	4.6	31.0
Total new vehicle revenue	$4,503.9	$3,778.4	$2,598.4	19.2%	45.4%

Used vehicle revenue	$414.7	$552.9	$430.4	(25.0)%	28.5%

Other vehicle revenue:(1)	$39.4	$20.1	$11.2	96.0%	79.5%

Dealership absorption ratio:	135.3%	136.6%	129.8%	(1.0)%	5.2%
(1)	Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2023	2022	2021
Gross Profit:
New and used commercial vehicle sales	30.4%	27.9%	27.7%
Aftermarket products and services sales	59.8	61.7	62.7
Lease and rental	6.6	6.7	5.4
Finance and insurance	1.5	2.0	2.6
Other	1.7	1.7	1.6
Total gross profit	100.0%	100.0%	100.0%

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

A.C.T. Research currently estimates approximately 214,300 new Class 8 trucks will be sold in the United States in 2024, compared to approximately 271,607 new Class 8 trucks sold in 2023. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 249,000 in 2025.

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

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 254,250 units in 2024, compared to 252,649 units in 2023. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 268,750 in 2025.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

Total revenues increased $823.4 million, or 11.6%, in 2023, compared to 2022.

Our Aftermarket Products and Services revenues increased $189.7 million, or 8.0%, in 2023, compared to 2022. The increase in Aftermarket Parts and Services revenues was primarily related to healthy demand for products and services during the first six months of 2023 and also related to the consolidation of RTC Canada into our operating results for the full year in 2023.

Our revenues from sales of new and used commercial vehicles increased $606.6 million, or 13.9%, in 2023, compared to 2022. The increase in new commercial vehicle revenues was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 17,457 new Class 8 trucks in 2023, a 4.0% increase compared to 16,778 new heavy-duty trucks in 2022. Our share of the new U.S. Class 8 commercial vehicle sales market decreased to approximately 6.2% in 2023, from 6.3% in 2022. Our share of the new Canada Class 8 truck market was approximately 2.0% in 2023. The increase in new Class 8 truck sales was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 13,264 new medium-duty commercial vehicles, including 1,564 buses, in 2023, a 20.3% increase compared to 11,025 new medium-duty commercial vehicles, including 1,237 buses, in 2022. In 2023, we achieved a 5.1% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 4.6% in 2022. Our share of the Canada medium-duty commercial vehicles market was approximately 2.9% in 2023. The increase in our Class 4 through 7 commercial vehicle sales in 2023 was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 1,848 new light-duty vehicles in 2023, a 9.4% decrease compared to 2,039 new light-duty vehicles in 2022.

We sold 7,117 used commercial vehicles in 2023, an 0.6% increase compared to 7,078 used commercial vehicles in 2022. We expect used commercial vehicle demand to remain at current levels. We expect that the rate at which used commercial vehicles are depreciating will continue to decrease and that valuations will stabilize during 2024.

Commercial vehicle lease and rental revenues increased $31.5 million, or 9.8%, in 2023, compared to 2022. This increase in commercial vehicle lease and rental revenues was primarily a result of strong demand for lease commercial vehicles.

Finance and insurance revenues decreased $5.5 million, or 18.4%, in 2023, compared to 2022. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During 2023, most of our sales were to larger fleets, which usually arrange their own financing and insurance. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during 2023. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenues increased $1.0 million, or 3.9% in 2023, compared to 2022. Other revenues consist primarily of the gains related to the disposition of our lease and rental fleet and document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $105.9 million, or 7.1%, compared to 2022. Gross profit as a percentage of sales decreased to 20.1% in 2023, from 20.9% in 2022. This decrease in gross profit as a percentage of sales was a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 62.6% in 2023, from 61.3% in 2022. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 32.3% in 2023, from 33.4% in 2022.

Gross margins from our Aftermarket Products and Services operations decreased to 37.2% in 2023, from 38.6% in 2022. This decrease is primarily related to continued stabilization of parts pricing and softening demand due to difficult economic conditions impacting many of our customers, especially our over-the-road customers. Gross profit for Aftermarket Products and Services increased to $952.8 million in 2023, from $916.8 million in 2022. This increase is primarily related strong parts and service demand in the first six months of 2023 and also related to the consolidation of RTC Canada into our operating results for twelve months in 2023. Historically, parts operations’ gross margins range from 28% to 30% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 59.5% of total gross profit for Aftermarket Products and Services operations in 2023 and 62.8% in 2022. Service and collision center operations represented 40.5% of total gross profit for Aftermarket Products and Services operations in 2023 and 37.2% 2022. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 38.0% in 2024.

Gross margins on new Class 8 truck sales decreased to 9.7% in 2023, from 9.9% in 2022. In 2024, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 9.0% in 2023, from 8.1% in 2022. This increase was primarily due to the mix of purchasers during 2023. For 2024, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 8.0% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 12.4% in 2023, from 9.9% in 2022. This increase was primarily due to the strategic inventory management of our used commercial vehicle inventory. We expect margins on used commercial vehicles to range between 8.0% and 10.0% in 2024.

Gross margins from commercial vehicle lease and rental sales decreased to 29.9% in 2023, from 31.2% in 2022. This decrease is primarily related to a decrease in rental utilization rates and increased maintenance costs for the lease and rental fleet. We expect gross margins from lease and rental sales of approximately 29.0% to 31.0% during 2024. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $93.9 million, or 10.1%, in 2023, compared to 2022. This increase primarily resulted from increased personnel expense, increased selling expense and the consolidation of RTC Canada into our operating results for twelve months in 2023. SG&A expenses as a percentage of total revenues decreased to 12.9% in 2023, from 13.0% in 2022. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2024, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2024, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.2 million, or 7.5%, in 2023, compared to 2022.

Interest Expense, Net

Net interest expense increased $33.8 million, or 176.7%, in 2023, compared to 2022. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2022. We expect net interest expense in 2024, compared to 2023, to increase due to interest related to our working capital lines of credit and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes decreased $47.3 million, or 9.3%, in 2023, compared to 2022, as a result of the factors described above.

Income Taxes

Income tax expense decreased $3.2 million, or 2.8%, in 2023, compared to 2022, as a result of the factors described above. We provided for taxes at a 24.7% effective rate in 2023 and 23.0% in 2022. We expect our effective tax rate to be approximately 24.0% to 25.0% of pretax income in 2024.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For a discussion of information on the year ended December 31, 2022, refer to Part II Item 7 in the 2022 Annual Report on Form 10-K. Inline XBRL Viewer (sec.gov)

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2023, we had working capital of approximately $587.0 million, including $183.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our various credit agreements. The resulting interest earned on the Floor Plan Credit Agreement is recognized as an offset to our interest expense.

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

We have a line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2023, however, $17.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.1 million available for future borrowings as of December 31, 2023.

Our floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2023, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $200.0 million to $225.0 million for our leasing operations during 2024, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2024.

During the fourth quarter of 2023, we paid a cash dividend of $13.5 million. Additionally, on February 13, 2024, our Board of Directors declared a cash dividend of $0.17 per share of Class A and Class B common stock, to be paid on March 18, 2024, to all shareholders of record as of February 27, 2024. The total dividend disbursement is estimated to be approximately $13.2 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 5, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2023. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2023, we had repurchased $65.3 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2024, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2023. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$295,713	$294,400	$422,346
Investing activities	(387,030)	(240,930)	(432,905)
Financing activities	73,962	(690)	(153,343)
Effect of exchange rate changes on cash	36	118	−
Net (decrease) increase in cash	$(17,319)	$52,898	$(163,902)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2023, operating activities resulted in net cash provided by operations of $295.7 million. Net cash provided by operating activities primarily consisted of $348.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $221.1 million, provision for deferred income tax of $7.6 million and stock-based compensation of $30.4 million. Cash used in operating activities included an aggregate of $310.6 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily the result of $28.8 million from the decrease in customer deposits and $7.2 million from the decrease in accrued liabilities which were offset primarily by cash outflows of $38.3 million from an increase in accounts receivable, $10.6 million from the decrease in accounts payable and $297.7 million from an increase in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During 2023, cash used in investing activities totaled $387.0 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Cash used for business acquisitions was $16.1 million during the year ended December 31,2023. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $368.9 million during 2023 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $263.9 million for purchases of rental and lease vehicles for the rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2023, our financing activities resulted in net cash received in financing of $74.0 million. The cash outflows consisted primarily of $1,309.3 million used for principal repayments of long-term debt and finance lease obligations and $7.0 million for taxes paid related to net share settlement of equity awards. Additionally, during 2023, we paid cash dividends of $50.6 million and used $211.8 million to repurchase shares of Rush Class A common stock and Rush Class B common stock. These cash outflows were partially offset by $205.5 million from net draws on floor plan notes payable (non-trade), borrowings of $1,429.1 million of long-term debt and $18.1 million from the issuance of shares related to equity compensation plans.

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

On September 14, 2021, we entered into the WF Credit Agreement with the WF lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2023, we had approximately $100.2 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $190.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. On December 31, 2023, we had approximately $265.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR, determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to Term SOFR, as defined in the amendment. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2023, we had approximately $984.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $870.1 million during the twelve months ended December 31, 2023. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into the RTC Canada Revolving Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2023, we had approximately $64.7 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into the RTC Canada Floor Plan Agreement with BMO. Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2023, advances under the RTC Canada Floor Plan Agreement bore interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the interest rate in the case of an advance required to be made in USD dollars to Term SOFR, as defined in the amendment. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement bear interest per annum, payable monthly, at Term SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2023, we had approximately $55.9 million CAD outstanding under the RTC Canada Floor Plan Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, freight rates, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 187,600 in 2013, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Credit Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of December 31, 2023, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,553.7 million. Assuming an increase or decrease in SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $15.5 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Used Commercial Vehicle Inventory Reserves
Description of the Matter

At December 31, 2023, the Company’s used commercial vehicle inventory balance is approximately $45 million, which is net of management’s estimate of used commercial vehicle inventory reserves in the amount of approximately $5 million. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the used commercial vehicle inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions described above, and we tested the completeness and accuracy of underlying data used in the estimation calculations. We also compared the cost of on-hand used commercial vehicle inventories to customer demand forecasts and historical sales. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the used commercial vehicle inventory reserves that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 23, 2024

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash, cash equivalents and restricted cash	$183,725	$201,044
Accounts receivable, net	259,353	220,651
Inventories, net	1,801,447	1,429,429
Prepaid expenses and other	15,779	16,619
Total current assets	2,260,304	1,867,743
Property and equipment, net	1,488,086	1,368,594
Operating lease right-of-use assets, net	120,162	102,685
Goodwill, net	420,708	416,363
Other assets, net	74,981	65,681
Total assets	$4,364,241	$3,821,066

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,139,744	$933,203
Current maturities of finance lease obligations	36,119	29,209
Current maturities of operating lease obligations	17,438	15,003
Trade accounts payable	162,134	171,717
Customer deposits	145,326	116,240
Accrued expenses	172,549	163,302
Total current liabilities	1,673,310	1,428,674
Long-term debt	414,002	275,433
Finance lease obligations, net of current maturities	97,617	93,483
Operating lease obligations, net of current maturities	104,514	89,029
Other long-term liabilities	24,811	19,455
Deferred income taxes, net	159,571	151,970
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2023 and 2022	−	−
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,461,281 Class A shares and 16,364,158 Class B shares outstanding in 2023; and 63,518,042 Class A shares and 18,124,627 Class B shares outstanding in 2022	806	572
Additional paid-in capital	542,046	500,642
Treasury stock, at cost: 1,092,142 Class A shares and 1,731,157 Class B shares in 2023; and 1,626,777 Class A shares and 1,112,446 Class B shares in 2022	(119,835)	(130,930)
Retained earnings	1,450,025	1,378,337
Accumulated other comprehensive (loss)	(2,163)	(4,130)
Total Rush Enterprises, Inc. shareholders’ equity	1,870,879	1,744,491
Noncontrolling interest	19,537	18,531
Total shareholders’ equity	1,890,416	1,763,022
Total liabilities and shareholders’ equity	$4,364,241	$3,821,066

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021

Revenues
New and used commercial vehicle sales	$4,957,969	$4,351,370	$3,039,953
Aftermarket products and services sales	2,562,141	2,372,439	1,793,363
Lease and rental sales	353,780	322,257	247,234
Finance and insurance	24,271	29,741	27,964
Other	26,863	25,863	17,628
Total revenue	7,925,024	7,101,670	5,126,142
Cost of products sold
New and used commercial vehicle sales	4,474,616	3,937,091	2,736,502
Aftermarket products and services sales	1,609,383	1,455,616	1,109,249
Lease and rental sales	247,935	221,804	188,093
Total cost of products sold	6,331,934	5,614,511	4,033,844
Gross profit	1,593,090	1,487,159	1,092,298
Selling, general and administrative	1,021,722	927,836	731,340
Depreciation and amortization	59,830	55,665	53,354
Gain on sale of assets	843	2,455	1,432
Operating income	512,381	506,113	309,036
Other income	2,597	22,338	6,417
Interest income (expense):
Interest income	777	639	657
Interest expense	(53,694)	(19,763)	(2,427)
Total interest expense, net	(52,917)	(19,124)	(1,770)
Income before taxes	462,061	509,327	313,683
Income tax provision	114,000	117,242	72,268
Net income	348,061	392,085	241,415
Less: Net income attributable to noncontrolling interest	1,006	703	-
Net income attributable to Rush Enterprises, Inc.	$347,055	$391,382	$241,415

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$4.28	$4.71	$2.88
Diluted	$4.15	$4.57	$2.78

Dividends declared per common share	$0.62	$0.49	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	2023	2022	2021

Net income	$348,061	$392,085	$241,415
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,967	(4,316)	(82)
Reclassification of currency translation related to equity method accounting	-	(601)	-
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	1,967	(4,917)	(82)
Comprehensive income	$350,028	$387,168	$241,333
Less: Comprehensive income attributable to noncontrolling interest	1,006	703	-
Comprehensive income attributable to Rush Enterprises, Inc.	$349,022	$386,465	$241,333

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A Class B		Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2020	63,756	18,705	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037	–	$1,268,037
Stock options exercised and stock awards	1,176	–	8	14,157	–	–	–	14,165	–	14,165
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	22,246	–	–	–	22,246	–	22,246
Vesting of restricted share awards	–	520	3	(7,447)	–	–	–	(7,444)	–	(7,444)
Issuance of common stock under employee stock purchase plan	224	–	1	4,148	–	–	–	4,149	–	4,149
Common stock repurchases	(494)	(627)	–	–	(34,054)	–	–	(34,054)	–	(34,054)
Cash dividends declared on Class A common stock						(31,816)	–	(31,816)	–	(31,816)
Cash dividends declared on Class B common stock	–	–	–	–	–	(9,867)	–	(9,867)	–	(9,867)
Other comprehensive income	–	–	–	–	–	–	(82)	(82)	–	(82)
Net income						241,415	–	241,415	–	241,415
Balance, December 31, 2021	64,662	18,598	$563	$470,750	$(36,933)	$1,031,582	$787	$1,466,749	–	$1,466,749
Stock options exercised and stock awards	585	–	4	8,029	–	–	–	8,033	–	8,033
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	25,315	–	–	–	25,315	–	25,315
Vesting of restricted share awards	–	457	3	(8,669)	–	–	–	(8,666)	–	(8,666)
Issuance of common stock under employee stock purchase plan	201	–	2	5,217	–	–	–	5,219	–	5,219
Common stock repurchases	(1,930)	(930)	–	–	(93,997)	–	–	(93,997)	–	(93,997)
Cash dividends declared on Class A common stock	–	–	–	–	–	(34,207)	–	(34,207)	–	(34,207)
Cash dividends declared on Class B common stock	–	–	–	–	–	(10,420)	–	(10,420)	–	(10,420)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Foreign currency translation adjustment	–	–	–	–	–	–	(4,316)	(4,316)	–	(4,316)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	391,382	–	391,382	703	392,085
Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	822	–	6	12,120	–	–	–	12,126	–	12,126
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	30,354	–	–	–	30,354	–	30,354
Vesting of restricted share awards	–	421	3	(7,018)	–	–	–	(7,015)	–	(7,015)
Issuance of common stock under employee stock purchase plan	209	–	1	5,951	–	–	–	5,952	–	5,952
Common stock repurchases	(3,088)	(2,182)	–	–	(213,425)	–	–	(213,425)	–	(213,425)
Retirement of treasury shares and par value adjustment	–	–	224	(3)	224,520	(224,744)		(3)		(3)
Cash dividends declared on Class A common stock	–	–	–	–	–	(38,727)	–	(38,727)	–	(38,727)
Cash dividends declared on Class B common stock	–	–	–	–	–	(11,896)	–	(11,896)	–	(11,896)
Foreign currency translation adjustment	–	–	–	–	–	–	1,967	1,967	–	1,967
Net income	–	–	–	–	–	347,055	–	347,055	1,006	348,061
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$348,061	$392,085	$241,415
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	221,141	199,149	169,497
Gain on sale of property and equipment, net	(843)	(2,467)	(1,432)
Gain on joint venture transaction	-	(12,500)	-
Gain on business acquisition	-	(6,958)	-
Stock-based compensation expense related to employee stock options and employee stock purchases	30,354	25,315	22,246
Provision for deferred income tax expense	7,601	4,261	14,034
Change in accounts receivable, net	(38,307)	(74,607)	32,312
Change in inventories	(297,678)	(324,508)	(33,572)
Change in prepaid expenses and other, net	862	1,340	(252)
Change in trade accounts payable	(10,629)	31,438	12,053
Change in customer deposits	28,803	34,121	2,993
Change in accrued expenses	7,198	32,789	(31,337)
Other, net	(850)	(5,058)	(5,611)
Net cash provided by operating activities	295,713	294,400	422,346
Cash flows from investing activities:
Acquisition of property and equipment	(368,881)	(243,060)	(167,177)
Proceeds from the sale of property and equipment	2,212	7,124	3,447
Business disposition	-	27,500	-
Business acquisitions, net of cash	(16,050)	(20,762)	(269,332)
Other	(4,311)	(11,732)	157
Net cash used in investing activities	(387,030)	(240,930)	(432,905)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	205,487	273,906	118,945
Proceeds from long-term debt	1,429,083	958,328	260,336
Principal payments on long-term debt	(1,291,615)	(1,084,465)	(455,064)
Principal payments on finance lease obligations	(17,693)	(14,780)	(13,774)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	18,077	13,255	18,313
Taxes paid related to net share settlement of equity awards	(7,017)	(8,669)	(7,443)
Payments of cash dividends	(50,582)	(44,556)	(41,060)
Common stock repurchased	(211,778)	(93,709)	(33,596)
Net cash provided by (used in) financing activities	73,962	(690)	(153,343)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,355)	52,780	(163,902)
Effect of exchange rate on cash	36	118	-
Cash, cash equivalents and restricted cash, beginning of year	201,044	148,146	312,048
Cash, cash equivalents and restricted cash, end of year	$183,725	$201,044	$148,146
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$56,427	$21,694	$22,224
Income taxes paid, net	$106,872	$102,038	$101,987
Noncash investing and financing activities:
Assets acquired under finance leases	$43,330	$33,654	$29,044

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird or Dennis Eagle. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $2.8 million as of December 31, 2023.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of the underlying assets and is amortized over the estimated useful life of such assets. In 2023, the Company capitalized $0.7 million in interest. The cost, accumulated depreciation and amortization and estimated useful lives of the Company’s property and equipment are summarized as follows (in thousands):

	2023	2022	Estimated Life (Years)
Land	$172,396	$162,641
Buildings and improvements	591,992	570,595	10	–	39
Leasehold improvements	43,088	42,236	2	–	39
Machinery and shop equipment	105,544	96,584	5	–	20
Furniture, fixtures and computers	111,242	98,609	3	–	15
Transportation equipment	135,425	116,327	3	–	15
Lease and rental vehicles	1,155,767	1,067,006	1	–	8
Construction in progress	31,037	14,585
Accumulated depreciation and amortization	(858,405)	(799,989)

Total	$1,488,086	$1,368,594

The Company recorded depreciation expense of $194.1 million and amortization expense of $27.0 million for the year ended December 31, 2023, depreciation expense of $177.1 million and amortization expense of $22.1 million for the year ended December 31, 2022, and depreciation expense of $148.3 million and amortization expense of $21.2 million for the year ended December 31, 2021.

As of December 31, 2023, the Company had $125.7 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $58.9 million. The Company recorded depreciation and amortization expense of $161.3 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2023, $143.5 million for the year ended December 31, 2022 and $116.1 million for the year ended December 31, 2021.

Purchase Price Allocation, Intangible Assets and Goodwill

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

The fair value of the intangible franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $12.3 million as of December 31, 2023 and December 31, 2022, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

For the annual goodwill and intangible franchise rights impairment assessment conducted in the fourth quarter of 2023, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.

No impairments of goodwill or intangible franchise rights were recorded during the years ended December 31, 2023, 2022 and 2021.

The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2023 (in thousands):

Balance December 31, 2022	$416,363
Acquisitions during 2023	3,250
Currency translation	1,095
Balance December 31, 2023	$420,708

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

On January 3, 2022, a subsidiary of Cummins, Inc. acquired a 50% equity interest in Natural Gas Fuel Systems, LLC (“NGFS”) from the Company for $27.5 million. NGFS previously conducted business as Momentum Fuel Technologies. The $12.5 million gain realized on the transaction is included in Other income on the Consolidated Statements of Income for the year ended December 31, 2022. The Company is accounting for the business as a joint venture and recognizes the investment using the equity method. The Company’s equity income in NGFS is included in the line item Other income on the Consolidated Statements of Income.

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

Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is recognized based on awards expected to vest. Accordingly, stock-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company determines the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics that are significantly different from traded options and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of fair value and it may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2023	2022	2021
Weighted-average stock volatility	34.60%	34.97%	36.03%
Expected dividend yield	1.54%	1.44%	1.65%
Risk-free interest rate	3.58%	2.13%	1.07%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$11.82	$11.21	$9.85

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $10.0 million for 2023, $8.7 million for 2022 and $7.5 million for 2021. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 (Internal Use Software), which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $3.0 million as of December 31, 2023, net of accumulated amortization of $16.0 million, and had $4.2 million as of December 31, 2022, net of accumulated amortization of $14.9 million.

Insurance

The Company utilizes a captive insurance company to manage its auto and general commercial liability insurance, which the Company supplements with excess insurance coverage at a level management believes is sufficient. The Company is partially self-insured for a portion of the claims related to its worker’s compensation, medical insurance and vehicle inventory. The Company uses actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.  The Company is fully self-insured for claims related to its real and personal property (except for its vehicle inventor, as noted above).

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to annual and interim segment disclosures. The updated accounting guidance, among other things, requires disclosure of certain significant segment expenses. The Company will adopt the updated accounting guidance in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company is currently evaluating the impact the adoption of the new accounting guidance will have on its segment disclosures in Note 16.

In December 2023, the FASB issued updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosure primarily related to the income tax rate reconciliation and income taxes paid. The Company will adopt the updated accounting guidance in its Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently evaluating the impact the adoption of the new accounting guidance will have on its income tax disclosures in Note 13.

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

Manufacturer	Expiration Dates
Peterbilt	July 2024
International	May 2025 through January 2029
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2024
IC Bus	May 2025 through December 2027
Dennis Eagle	Indefinite

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt commercial vehicles accounted for approximately 50.7% of the Company’s new vehicle sales revenue for the year ended December 31, 2023, 59.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2022, and 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2021.

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

From time to time, the Company uses the WF Credit Agreement to finance its Idealease lease and rental fleet vehicles and for other working capital needs. Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease, rental fleet and other working capital needs.

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

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, and accounts receivable. The Company places its cash, cash equivalents and restricted cash with what it considers to be quality financial institutions based on periodic assessments of such institutions. The Company’s cash, cash equivalents and restricted cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2023	2022

Trade accounts receivable from sale of vehicles	$119,575	$83,159
Trade receivables other than vehicles	98,555	96,978
Warranty claims	21,395	13,060
Other accounts receivable	23,633	29,776
Less allowance for credit losses	(3,805)	(2,322)

Total	$259,353	$220,651

Accounts receivable as of January 1, 2022 was $140.2 million.

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2023	2022

New commercial vehicles	$1,388,687	$955,485
Used commercial vehicles	47,036	86,306
Parts and accessories	353,992	369,562
Other	33,100	34,564
Less allowance	(21,368)	(16,488)

Total	$1,801,447	$1,429,429

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2023
Reserve for parts inventory	$9,423	$6,274	$(6,532)	$9,165
Reserve for commercial vehicle inventory	7,065	11,191	(6,053)	12,203

2022
Reserve for parts inventory	$7,460	$7,378	$(5,415)	$9,423
Reserve for commercial vehicle inventory	919	13,653	(7,507)	7,065

2021
Reserve for parts inventory	$9,315	$3,520	$(5,375)	$7,460
Reserve for commercial vehicle inventory	6,075	(536)	(4,620)	919

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

Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Accounting Standards Topic 326, Financial Instruments – Credit Losses, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2022	Provision for the Year Ended December 31, 2023	Write offs Against Allowance, net of Recoveries	Balance December 31, 2023

Commercial vehicle receivables	$160	$-	$(58)	$102
Manufacturers’ receivables	573	2,576	(2,185)	964
Leasing, parts and service receivables	1,589	3,212	(3,141)	1,660
Other receivables	-	1,066	13	1,079
Total	$2,322	$6,854	$(5,371)	$3,805

7.	FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased, and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $1.0 billion. The interest rate under the Company’s Floor Plan Credit Agreement is the one month SOFR plus 1.20%. The effective interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 6.54% as of December 31, 2023. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement.

The Company’s RTC Canada Floor Plan Agreement provides for a loan commitment of up to $116.7 million CAD Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Agreement bear interest per annum, payable on the first business day of each calendar month, at Term SOFR (as defined in the agreement), plus 1.20%.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement and RTC Canada Floor Plan Agreement, under which BMO Harris and BMO pay the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement and RTC Canada Floor Plan Agreement are due when the related commercial vehicle inventory (collateral) is sold. The Company’s Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. On December 31, 2023, the Company had approximately $984.4 million outstanding under its Floor Plan Credit Agreement. The Company’s RTC Canada Floor Plan Agreement expires September 14, 2026. On December 31, 2023, the Company had approximately $55.9 million CAD outstanding under the RTC Canada Floor Plan Agreement.

The Company’s weighted average interest rate for floor plan notes payable was 3.3% for the year ended December 31, 2023, and 1.6% for the year ended December 31, 2022, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2023	2022
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,423,521	$1,034,727
Vehicle sale-related accounts receivable	119,575	83,158
Total	$1,543,096	$1,117,885

Floor plan notes payable related to vehicles	$1,139,744	$933,203

Lines of Credit

The Company has a line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2023; however, $17.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.1 million available for future borrowings as of December 31, 2023.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following variable interest rate term notes (in thousands):

	December 31,
	2023	2022
Total long-term debt, net of current maturities	$414,002	$275,433

As of December 31, 2023, long-term debt maturities were as follows (in thousands):

2024	$-
2025	265,000
2026	149,002
2027	-
2028	-
Thereafter	-
Total	$414,002

On September 14, 2021, the Company entered into the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. The Company may terminate the commitments at any time. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

On November 1, 2023, the Company entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of the Company’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through the Company’s PacLease franchises. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at the Company’s option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between the Company and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice.

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

The Company’s floor plan financing agreements and the WF Credit Agreement require the Company to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2023, the Company was in compliance with all debt covenants related to its floor plan credit agreements and the WF Credit Agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2023, and 2022. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company applied the practical expedients permitted under Topic 842, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

The Company leases certain commercial vehicles and real estate under finance and operating leases. The Company determines whether an arrangement is a lease at its inception. For leases with terms greater than twelve months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include renewal options and/or termination options that are factored into its determination of lease payments when appropriate. The Company has elected not to account for lease and nonlease components as a single combined lease component as lessee. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one year to ten years. Commercial vehicle finance leases have always been reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $50.0 million for the year ended December 31, 2023, and $41.7 million for the year ended December 31, 2022.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2023, the Company guaranteed commercial vehicle residual values of approximately $72.3 million under operating lease and finance lease arrangements.

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

The Company leases facilities in Ontario, Canada from entities owned by the noncontrolling interest holder of RTC Canada. In 2023, the Company recorded approximately $2.1 million in operating lease expense related to these leases.

Lease Costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Year Ended
Component	Classification	December 31, 2023	December 31, 2022
Operating lease cost	SG&A expense	$14,924	$11,288
Operating lease cost	Lease and rental cost of products sold	5,981	6,081
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	24,655	20,135
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	5,454	4,783
Short-term lease cost	SG&A expense	191	413

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$26,359	$21,874
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$17,693	$14,780
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$40,093	$54,385

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2023 are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (in months)	39	106
Weighted-average discount rate	4.3%	4.8%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2023 are as follows (in thousands):

	Finance Leases	Operating Leases
2024	$41,189	$23,359
2025	34,172	19,282
2026	26,904	18,578
2027	18,587	17,730
2028	14,961	15,502
2029 and beyond	12,730	60,158
Total lease payments	$148,543	$154,609
Less: Imputed interest	(14,807)	(32,658)
Present value of lease liabilities	$133,736	$121,951

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2023, in the amount of $8.4 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental revenue to be received for non-cancelable leases and subleases in effect as of December 31, 2023, are as follows (in thousands):

2024	$174,835
2025	140,135
2026	105,495
2027	75,672
2028	44,081
Thereafter	25,405
Total	$565,623

Rental income during the year ended December 31, 2023, and 2022, consisted of the following (in thousands):

	2023	2022
Minimum rental payments	$306,897	$278,330
Nonlease payments	46,883	43,927
Total	$353,780	$322,257

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”), allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 16, 2023, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder by 600,000 shares. Under the Employee Stock Purchase Plan, there are approximately 1,082,000 shares remaining of the 4,650,000 shares of the Company’s Class A common Stock that were reserved for issuance. The Company issued 208,854 shares under the Employee Stock Purchase Plan during the year ended December 31, 2023 and 201,173 shares during the year ended December 31, 2022. Of the 7,860 employees eligible to participate, approximately 2,242 elected to participate in the plan as of December 31, 2023.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 1,125,000 shares of Class A common stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A common stock equivalent to a compensation value of $750,000; provided however, that directors may elect to receive up to 40% of the value of such grant in cash. In 2023, three non-employee directors each received a grant of 4,116 shares of the Company’s Class A common stock, two non-employee directors each received a grant of 2,469 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 2,880 shares of the Company’s Class A common stock and $43,500 cash, for total compensation equivalent to $145,000 each. One director who was appointed to the Company’s Board of Directors in October of 2023 received 1,501 shares of the Company’s Class A common stock, for total compensation equivalent to $72,500. In 2022, three non-employee directors each received a grant of 2,757 shares of the Company’s Class A common stock, two non-employee directors each received a grant of 1,654 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 1,930 shares of the Company’s Class A common stock and $43,500 cash, for total compensation equivalent to $145,000 each. Under the Director Plan, there are approximately 180,298 shares remaining for issuance of the 1,125,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company granted 21,667 shares of Class A common stock under the Director Plan during the year ended December 31, 2023 and 20,264 shares of Class A common stock under the Director Plan during the year ended December 31, 2022.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014, May 16, 2017, May 12, 2020 and May 16, 2023. The number of shares available for issuance under the plan include 21,600,000 shares of Class A common stock and 9,000,000 shares of Class B common stock.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A common stock or 150,000 shares of Class B common stock. Each option granted pursuant to the 2007 Incentive Plan has a 150,000-year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has three shares of Class A common stock and 9,000,000 shares of Class B common stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2023, approximately 3,684,518 shares of Class A common stock and 2,681,701 shares of Class B common stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B common stock upon the exercise of stock options or vesting of restricted stock awards. During the year ended December 31, 2023, the Company granted to employees 790,673 options to purchase Class A common stock and 551,138 restricted Class B common stock awards under the 2007 Incentive Plan. During the year ended December 31, 2022, the Company granted to employees 767,850 options to purchase Class A common stock and 531,900 shares of restricted Class B common stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted but are subject to vesting requirements.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases was $30.4 million for the year ended December 31, 2023, $25.3 million for the year ended December 31, 2022, and $22.2 million for the year ended December 31, 2021. Cash received from options exercised and shares purchased under all share-based payment arrangements was $18.0 million for the year ended December 31, 2023, $13.3 million for the year ended December 31, 2022, and $18.3 million for the year ended December 31, 2021.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2023	5,872,862	$20.13
Granted	790,673	35.04
Exercised	(800,988)	15.06
Forfeited	(40,249)	31.12
Balance of Outstanding Options at December 31, 2023	5,822,298	$22.76	5.8	$160,233,514
Expected to vest after December 31, 2023	3,268,970	$28.47	7.5	$71,368,515
Vested and exercisable at December 31, 2023	2,520,629	$15.18	3.7	$88,341,805

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A common stock on December 31, 2023, which was $50.30. The total intrinsic value of options exercised was $19.8 million during the year ended December 31, 2023, $11.6 million during the year ended December 31, 2022, and $23.4 million during the year ended December 31, 2021.

The following table presents a summary of the status of the number of shares underlying the Company’s non-vested stock options as of December 31, 2023, and changes during the year ended December 31, 2023:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2023	3,600,568	$7.35
Granted	790,673	11.82
Vested	(1,049,321)	5.56
Forfeited	(40,249)	9.93

Non-vested at December 31, 2023	3,301,671	$8.95

The total fair value of vested options was $5.8 million during the year ended December 31, 2023, $5.9 million during the year ended December 31, 2022, and $5.0 million during the year ended December 31, 2021. The weighted-average grant date fair value of options granted was $11.82 per share during the year ended December 31, 2023, $11.21 per share during the year ended December 31, 2022, and $9.85 per share during the year ended December 31, 2021.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2023. The restricted stock awards granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards at December 31, 2023:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2023	1,128,981			$27.92
Granted	572,804			36.97
Vested	(627,393)			24.67
Forfeited	‒			‒
Outstanding non-vested at December 31, 2023	1,074,392	8.6	$56,921,288	34.64
Expected to vest after December 31, 2023	1,071,636	8.6	$56,775,267	34.64

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards during the year ended December 31, 2023 was $15.5 million. The weighted-average grant date fair value of stock awards granted was $36.97 per share during the year ended December 31, 2023, $36.97 per share during the year ended December 31, 2022 and $29.91 per share during the year ended December 31, 2021.

As of December 31, 2023, the Company had $11.2 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $12.2 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 12.2 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”) that is available to all U.S. based employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 1% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. The Company’s policy is for the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $13.3 million during the year ended December 31, 2023, $12.1 million during the year ended December 31, 2022, and $8.2 million during the year ended December 31, 2021.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan was amended and restated effective May 18, 2021, in order to bring the plan into conformance with current “best” practices. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $24.8 million on December 31, 2023, and $19.4 million on December 31, 2022. The related cash surrender value of the life insurance contracts was $18.0 million on December 31, 2023, and $13.0 million on December 31, 2022.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2023	2022	2021
Numerator-
Numerator for basic and diluted earnings per share − Net income available to common shareholders	$347,055	$391,382	$241,415
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	81,089	83,100	83,838
Effect of dilutive securities − Employee and director stock options and restricted share awards	2,631	2,627	2,979
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	83,720	85,727	86,817
Basic earnings per common share	$4.28	$4.71	$2.88
Diluted earnings per common share and common share equivalents	$4.15	$4.57	$2.78

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2023, 2022 and 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2023	2022	2021
Anti-dilutive options – weighted average	1,282	1,271	655

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before income taxes:
Domestic	$455,288	$502,141	$307,260
Foreign	6,773	7,186	6,423
Total	462,061	509,327	313,683

Current provision
Federal	$87,270	$93,942	$47,475
State	16,864	16,516	10,759
Foreign	2,265	2,523	-
Total	106,399	112,981	58,234
Deferred provision (benefit)
Federal	7,617	7,975	13,809
State	505	(565)	(631)
Foreign	(521)	(3,149)	856
Total	7,601	4,261	14,034
Provision for income taxes	$114,000	$117,242	$72,268

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Income taxes at the federal statutory rate	$97,032	21.0%	$106,959	21.0%	$65,694	21.0%
State income taxes, net of federal benefit (a)	14,120	3.1	12,708	2.5	7,874	2.5
Tax effect of permanent differences	1,357	0.3	(488)	(0.1)	(2502)	(0.8)
Foreign tax rate differential	266	0.0	(2134)	(0.4)	(313)	(0.1)
Other, net	1,225	0.3	197	0.0	1,515	0.5
Provision for income taxes	$114,000	24.7%	$117,242	23.0%	$72,268	23.1%

(a) State taxes in Texas, California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2023	2022
Deferred income tax (assets) liabilities:
Inventory	$(5,215)	$(4,710)
Accounts receivable	(436)	(430)
Vehicle finance lease obligations	(31,178)	(28,514)
Finance and operating leases - Liability	(29,446)	(25,283)
Stock options	(8,785)	(7,525)
Accrued liabilities	(4,653)	(3,632)
State net operating loss carry forward	(1,111)	(1,268)
State tax credit	(34)	(77)
Other	(6,167)	(5,519)
Finance and operating leases - Asset	29,031	24,989
Fixed assets and intangibles	217,565	203,939
Net deferred income tax liability	$159,571	$151,970

As of December 31, 2023, the Company had approximately $26.9 million in state net operating loss carry forwards that expire from 2023 to 2042, which result in a deferred tax asset of approximately $1.1 million. The Company has concluded that its state net operating losses are more likely than not to be realized and has not recorded a valuation allowance against them.

The Company had unrecognized income tax benefits totaling $6.7 million as a component of accrued liabilities as of December 31, 2023, and $5.3 million as of December 31, 2022, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $86,200, $86,200, and $129,660 in interest expense. No amounts were accrued for penalties. The Company had approximately $389,000, $389,000 and $279,000 of interest accrued as of December 31, 2023, 2022 and 2021, respectively.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $22.9 million at December 2023 and $18.9 million at December 2022. Those earnings are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the distribution of untaxed earnings and profits.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2023, the tax years ended December 31, 2020 through 2023 remained subject to audit by federal tax authorities and the tax years ended December 31, 2019 through 2023, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2023	2022	2021
Unrecognized tax benefits at beginning of period	$5,377	$4,309	$3,306
Gross increases – tax positions in current year	2,582	2,025	1,512
Reductions due to lapse of statute of limitations	(1,188)	(957)	(509)
Unrecognized tax benefits at end of period	$6,771	$5,377	$4,309

14.	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of December 31, 2023, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

15.	ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On December 4, 2023, the Company acquired certain assets of Freeway Ford Truck Sales, Inc., which included real estate and a Ford commercial vehicle franchise in Chicago, Illinois, along with commercial vehicle and parts inventory. The transaction was valued at approximately $16.3 million, with the purchase price paid in cash.

On November 7, 2022, the Company acquired certain assets of Scheppers International Truck Center, Inc., which included real estate and an International truck franchise in Jefferson City, Missouri, along with commercial vehicle and parts inventory. The transaction was valued at approximately $6.8 million, with the purchase price paid in cash.

On May 2, 2022, the Company completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in an 80% controlling interest in RTC Canada. The acquisition was accounted for as an acquisition achieved in stages under ASC 805, Business Combinations. The acquisition-date fair value of the previous 50% equity interest was $50 million, resulting in a gain of $7.0 million included in the line item Other income (expense) on the Consolidated Statements of Income in the year ended December 31, 2022. The Company also recognized a reversal of deferred tax liabilities of $7.0 million and $0.6 million related to reclassification of the foreign currency translation adjustment related to the remeasurement of the Company’s previous equity method investment in RTC Canada.

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

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. Subsequent to the Company’s acquisition of the additional 50% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements.

16.	SEGMENTS:

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts sales, service and collision center facilities; and financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

There were no material intersegment sales during the years ended December 31, 2023, 2022 or 2021.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2023, 2022 and 2021 (in thousands):

	Truck	All
	Segment	Other	Totals
2023
Revenues from external customers	$7,909,230	$15,794	$7,925,024
Interest income	777	–	777
Interest expense	53,694	–	53,694
Depreciation and amortization	59,373	457	59,830
Segment operating income	512,375	6	512,381
Segment income from continuing operations before taxes	462,055	6	462,061
Segment assets	4,308,264	55,977	4,364,241
Goodwill	418,148	2,560	420,708
Expenditures for segment assets	367,942	939	368,881

2022
Revenues from external customers	$7,084,847	$16,821	$7,101,668
Interest income	639	–	639
Interest expense	19,763	–	19,763
Depreciation and amortization	55,354	311	55,665
Segment operating income	505,415	698	506,113
Segment income from continuing operations before taxes	508,629	698	509,327
Segment assets	3,769,007	52,059	3,821,066
Goodwill	413,803	2,560	416,363
Expenditures for segment assets	242,503	557	243,060

2021
Revenues from external customers	$5,109,070	$17,072	$5,126,142
Interest income	657	–	657
Interest expense	2,119	308	2,427
Depreciation and amortization	53,096	258	53,354
Segment operating income	307,394	1,642	309,036
Segment income from continuing operations before taxes	312,350	1,333	313,683
Segment assets	3,068,365	51,612	3,119,977
Goodwill	367,771	2,560	370,331
Expenditures for segment assets	163,624	3,553	167,177

17.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 (in thousands):

	2023	2022	2021
Commercial vehicle sales revenue	$4,957,969	$4,351,370	$3,039,953
Parts revenue	1,493,903	1,436,981	1,059,382
Commercial vehicle repair service revenue	1,068,238	935,458	733,981
Finance revenue	11,665	16,992	16,385
Insurance revenue	12,606	12,749	11,579
Other revenue	26,863	25,863	17,628
Total	$7,571,244	$6,779,413	$4,878,908

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2023, or December 31, 2022. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2021	$787
Reclassification of currency translation related to equity	(601)
Foreign currency translation adjustment	(4,316)
Balance as of December 31, 2022	(4,130)
Foreign currency translation adjustment	1,967
Balance as of December 31, 2023	$(2,163)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

February 23, 2024

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth herein, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2023, and 2022;

Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021;

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and

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

3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

4.1

Specimen of certificate representing Common Stock (now Class B common stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A common stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 of the Company’s Form S-8 filed November 30, 2023

10.1+

Rush Enterprises, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.2+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.3+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.4+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.5+*	Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Award Agreement

10.6+*	Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement

10.7+

Rush Enterprises, Inc. Deferred Compensation Plan (Amended and Restated Effective as of May 18, 2021) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.8+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.9+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.10+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.11

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.12

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated July 6, 2023. by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended September 30, 2023)

10.13

Fifth Amended and Restated Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.14

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.15

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.16	Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.17

First Amendment to Credit Agreement, dated as of November 30, 2022 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 2, 2022)

10.18

Second Amendment to Credit Agreement, dated as of December 22, 2023 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 22, 2023)

10.19

Collateral Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. and the subsidiaries of Rush party thereto as borrowers in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.20

Guaranty Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.21

Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of November 1, 2023 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.22	$300.0 million Promissory Note dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.23

Corporate Guarantee dated November 1, 2002, issued by Rush Enterprises, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.24

Bank of Montreal Revolving Lease and Rental Credit Agreement, dated May 31, 2022 between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2022)

10.25

First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of July 15, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.26

First Amendment to First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of May 31, 2023, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.27

Amended and Restated Guaranty Agreement, dated as of July 15, 2022, between Rush Enterprises, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Rush Enterprises, Inc. Clawback Policy

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: February 23, 2024
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 23, 2024
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 23, 2024
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ MICHAEL MCROBERTS	Chief Operating Officer and Director	February 23, 2024
Michael McRoberts

/s/ THOMAS A. AKIN	Director	February 23, 2024
Thomas A. Akin

/s/ RAYMOND J. CHESS	Director	February 23, 2024
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 23, 2024
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 23, 2024
William H. Cary

/s/ ELAINE MENDOZA	Director	February 23, 2024
Elaine Mendoza

/s/ TROY A. CLARKE	Director	February 23, 2024
Troy A. Clarke

/s/ AMY BOERGER	Director	February 23, 2024
Amy Boerger