Form 10-Q
period 2024-03-31
RUSH ENTERPRISES INC \TX\
filed 2024-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2024.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	61,900,735
Class A Common Stock, $.01 Par Value	16,713,423

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$155,905	$183,725
Accounts receivable, net	303,444	259,353
Note receivable, affiliate	5,500	–
Inventories, net	2,031,775	1,801,447
Prepaid expenses and other	20,377	15,779
Total current assets	2,517,001	2,260,304
Property and equipment, net	1,501,066	1,488,086
Operating lease right-of-use assets, net	119,329	120,162
Goodwill, net	419,728	420,708
Other assets, net	71,882	74,981
Total assets	$4,629,006	$4,364,241

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,248,853	$1,139,744
Current maturities of finance lease obligations	38,210	36,119
Current maturities of operating lease obligations	16,716	17,438
Trade accounts payable	181,079	162,134
Customer deposits	127,400	145,326
Accrued expenses	145,071	172,549
Total current liabilities	1,757,329	1,673,310
Long-term debt, net of current maturities	524,450	414,002
Finance lease obligations, net of current maturities	99,394	97,617
Operating lease obligations, net of current maturities	104,600	104,514
Other long-term liabilities	28,788	24,811
Deferred income taxes, net	159,525	159,571
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2024 and 2023	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,813,022 Class A shares and 16,715,277 Class B shares outstanding in 2024; and 61,461,281 Class A shares and 16,364,158 Class B shares outstanding in 2023	815	806
Additional paid-in capital	556,001	542,046
Treasury stock, at cost: 1,220,155 Class A shares and 1,731,162 Class B shares in 2024; and 1,092,142 Class A shares and 1,731,157 Class B shares in 2023	(125,462)	(119,835)
Retained earnings	1,508,202	1,450,025
Accumulated other comprehensive income (loss)	(4,054)	(2,163)
Total Rush Enterprises, Inc. shareholders’ equity	1,935,502	1,870,879
Noncontrolling interest	19,418	19,537
Total shareholders’ equity	1,954,920	1,890,416
Total liabilities and shareholders’ equity	$4,629,006	$4,364,241

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues
New and used commercial vehicle sales	$1,123,319	$1,161,725
Aftermarket products and services sales	649,196	648,226
Lease and rental sales	87,921	86,666
Finance and insurance	5,394	6,571
Other	6,169	8,579
Total revenue	1,871,999	1,911,767
Cost of products sold
New and used commercial vehicle sales	1,006,100	1,050,365
Aftermarket products and services sales	412,254	402,155
Lease and rental sales	63,770	60,478
Total cost of products sold	1,482,124	1,512,998
Gross profit	389,875	398,769
Selling, general and administrative expense	263,665	256,808
Depreciation and amortization expense	15,750	14,314
Gain on sale of assets	150	129
Operating income	110,610	127,776
Other income, net	177	2,347
Interest expense, net	17,973	10,983
Income before taxes	92,814	119,140
Income tax provision	21,325	28,350
Net income	71,489	90,790
Less: Net income (loss) attributable to noncontrolling interest	(119)	335
Net income attributable to Rush Enterprises, Inc.	$71,608	$90,455

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.91	$1.10
Diluted	$0.88	$1.07

Weighted average shares outstanding:
Basic	78,483	82,150
Diluted	81,454	84,846

Dividends declared per common share	$0.17	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$71,489	$90,790
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,891)	232
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(1,891)	232
Comprehensive income	$69,598	$91,022
Less: Comprehensive income (loss) attributable to noncontrolling interest	(119)	335
Comprehensive income attributable to Rush Enterprises, Inc.	$69,717	$90,687

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares		$0.01	Additional			Accumulated Other	Total Rush Enterprises, Inc.	Non-	Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	controlling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	383	–	4	5,997	–	–	–	6,001	–	6,001
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,090	–	–	–	14,090	–	14,090
Vesting of restricted share awards	–	351	4	(9,486)	–	–	–	(9,482)	–	(9,482)
Issuance of common stock under employee stock purchase plan	97	–	1	3,354	–	–	–	3,355	–	3.355
Common stock repurchases	(128)	–	–	–	(5,627)	–	–	(5,627)	–	(5,627)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,467)	–	(10,467)	–	(10,467)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,964)	–	(2,964)	–	(2,964)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,891)	(1,891)	–	(1,891)
Net income	–	–	–	–	–	71,608	–	71,608	(119)	71,489
Balance, March 31, 2024	61,813	16,715	$815	$556,001	$(125,462)	$1,508,202	$(4,054)	$1,935,502	$19,418	$1,954,920

	Common Stock Shares		$0.01	Additional			Accumulated Other	Total Rush Enterprises, Inc.	Non-	Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	controlling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	228	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	422	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	102	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(623)	(84)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	63,225	18,463	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$71,489	$90,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,834	53,896
Gain on sale of property and equipment	(150)	(129)
Stock-based compensation expense related to employee stock options and employee stock purchases	14,090	13,080
Provision for deferred income tax expense	71	3,165
Change in accounts receivable, net	(49,933)	(8,972)
Change in inventories, net	(215,506)	(52,845)
Change in prepaid expenses and other, net	(4,623)	(2,408)
Change in trade accounts payable	17,446	27,130
Change in customer deposits	(17,705)	(15,892)
Change in accrued expenses	(26,863)	(14,699)
Other, net	(203)	(650)
Net cash (used) provided by operating activities	(155,053)	92,466
Cash flows from investing activities:
Acquisition of property and equipment	(79,136)	(90,446)
Proceeds from the sale of property and equipment	3,035	122
Other	(6,913)	(5,190)
Net cash used in investing activities	(69,188)	(95,514)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	110,172	82,642
Proceeds from long-term debt	698,754	257,705
Principal payments on long-term debt	(587,249)	(270,793)
Principal payments on finance lease obligations	(5,605)	(4,471)
Proceeds from issuance of shares related to employee stock options and employee stock purchases	9,360	6,245
Taxes paid related to net share settlement of equity awards	(9,486)	(6,964)
Payments of cash dividends	(13,868)	(12,062)
Common stock repurchased	(5,627)	(24,008)
Net cash provided by financing activities	196,451	28,294
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,790)	25,246
Effect of exchange rate on cash	(30)	204
Cash, cash equivalents and restricted cash, beginning of period	183,725	200,842
Cash, cash equivalents and restricted cash, end of period	$155,905	$226,292
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,630	$11,712
Income taxes, net of refunds	$518	$374
Noncash investing and financing activities:
Assets acquired under finance leases	$12,140	$16,178

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $3.1 million as of March 31, 2024.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of March 31, 2024, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations.  However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2024	2023
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$71,608	$90,455
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	78,483	82,150
Effect of dilutive securities–
Employee and director stock options and restricted share awards	2,971	2,696
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	81,454	84,846
Basic earnings per common share	$0.91	$1.10
Diluted earnings per common share and common share equivalents	$0.88	$1.07

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2024 and 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average anti-dilutive options	317	1,279

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $14.1 million for the three months ended March 31, 2024, and $13.1 million for the three months ended March 31, 2023.

As of March 31, 2024, the Company had $17.6 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $22.8 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2024, and December 31, 2023. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2024 and 2023 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2024
Revenues from external customers	$1,867,968	$4,031	$1,871,999
Segment operating income (loss)	110,708	(98)	110,610
Segment income (loss) before taxes	92,912	(98)	92,814
Segment assets	4,570,652	58,354	4,629,006

As of and for the three months ended March 31, 2023
Revenues from external customers	$1,907,941	$3,826	$1,911,767
Segment operating income	127,563	213	127,776
Segment income before taxes	118,927	213	119,140
Segment assets	3,913,928	55,624	3,969,552

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $6.7 million as a component of accrued liabilities as of March 31, 2024 and December 31, 2023, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $389,000 accrued for the payment of interest as of March 31, 2024 and December 31, 2023. No amounts were accrued for penalties.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Commercial vehicle sales revenue	$1,123,319	$1,161,725
Parts revenue	373,426	384,418
Commercial vehicle repair service revenue	275,770	263,808
Finance revenue	2,074	3,508
Insurance revenue	3,320	3,063
Other revenue	6,169	8,579
Total	$1,784,078	$1,825,101

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2024. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and most other revenues are related to the Truck Segment.

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

Lease and rental income during the three months ended March 31, 2024 and March 31, 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Minimum rental payments	$76,868	$75,160
Nonlease payments	11,053	11,506
Total	$87,921	$86,666

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2023	$(2,163)
Foreign currency translation adjustment	(1,891)
Balance as of March 31, 2024	$(4,054)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the average exchange rates monthly during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss and the statement of comprehensive income.

11 – Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions, and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2023	Provision For the Three Months Ended March 31, 2024		Write offs Against Allowance, net of Recoveries	Balance March 31, 2024

Commercial vehicle receivables	$102	$	−	$57	$159
Manufacturers’ receivables	964		667	(644)	987
Leasing, parts and service receivables	1,660		1,095	(864)	1,891
Other receivables	1,079		5	(29)	1,055
Total	$3,805		$1,767	$(1,480)	$4,092

12 – Acquisition

The following acquisition, unless otherwise noted, was considered a business combination accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since the acquisition was not considered material.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 22 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”) and on May 2, 2022, we purchased an additional 30% equity interest in RTC Canada that increased our equity interest to 80%. RTC Canada currently owns and operates 14 International dealership locations in Ontario. Prior to acquiring the additional 30%, we accounted for the equity interest in RTC Canada using the equity method of accounting. Now, the operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data as of May 2, 2022.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 228,000 units in 2024, which would represent a 16.0% decrease compared to 2023.   As anticipated, our Class 8 new truck sales in the first quarter were down significantly from the same time period in 2023, due to the previously anticipated industry downturn in new Class 8 truck sales caused by new truck production having caught up to the pent-up market demand and persistent low freight rates and high interest rates. We expect our new Class 8 truck sales in the second quarter to be better than our results in the first quarter. However, we also expect that new U.S. Class 8 retail truck sales in the second half of 2024 will be less than in the first half of the year. We expect our U.S. market share of new Class 8 truck sales to range between 5.9% and 6.4% in 2024.  This market share percentage would result in the sale of approximately 13,500 to 14,500 new Class 8 trucks in 2024.  We expect to sell approximately 550 new Class 8 trucks in Canada in 2024.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 262,000 units in 2024, which would represent a 3.7% increase compared to 2023. As we look forward, new Class 4 through 7 commercial vehicle production is still somewhat constrained, but we believe it will continue to improve, and we expect demand to remain steady as customers replace older equipment with new vehicles. Currently, we believe Class 4 through 7 commercial vehicle sales will improve in the second quarter compared to the first quarter and remain strong for the remainder of the year. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.2% and 5.5% in 2024.  This market share percentage would result in the sale of approximately 13,500 to 14,500 new Class 4 through 7 commercial vehicles in 2024.  We expect to sell approximately 500 new Class 5 through 7 commercial vehicles in Canada in 2024.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2024, and we expect lease and rental revenue to increase approximately 3% during 2024, compared to 2023.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, we expect that the sluggish freight market, persistent inflation and high interest rates will continue to negatively impact our over-the-road customers, including both small carriers and larger fleets. In the second quarter of 2024, we expect demand for Aftermarket Parts and Services will remain consistent with the first quarter. We believe that the current freight recession will continue to negatively impact our customers until at least late 2024. Despite the challenging operating environment, we believe that the strategic decisions we made several years ago to diversify our customer base and focus on supporting large national fleets, along with our current efforts to reduce expenses across all areas of the company, will allow us to successfully navigate this difficult market cycle. We also believe that our Aftermarket Products and Services revenues will increase between 1% and 5% in 2024, compared to 2023.

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

Results of Operations

The following discussion and analysis include our historical results of operations for the three months ended March 31, 2024, and 2023.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue
New and used commercial vehicle sales	60.0%	60.8%
Aftermarket products and services sales	34.7	33.9
Lease and rental sales	4.7	4.5
Finance and insurance	0.3	0.3
Other	0.3	0.5
Total revenues	100.0	100.0
Cost of products sold	79.2	79.1
Gross profit	20.8	20.9
Selling, general and administrative	14.1	13.4
Depreciation and amortization	0.8	0.8
Gain on sale of assets	0.0	0.0
Operating income	5.9	6.7
Other income	0.0	0.1
Interest expense, net	1.0	0.6
Income before income taxes	4.9	6.2
Provision for income taxes	1.1	1.5
Net income	3.8	4.7
Net income attributable to noncontrolling interest	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.8%	4.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2024	2023
Gross Profit:
New and used commercial vehicle sales	30.1%	27.9%
Aftermarket products and services sales	60.8	61.7
Lease and rental	6.2	6.6
Finance and insurance	1.4	1.7
Other	1.5	2.1
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended
	March 31,
	2024	2023	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,494	4,365	-20.0
New medium-duty vehicles	3,331	3,038	9.6
New light-duty vehicles	456	504	-9.5
Total new vehicle unit sales	7,281	7,907	-7.9
Used vehicles	1,818	1,684	8.0
Vehicle revenues:
New heavy-duty vehicles	$666.3	$736.7	-9.6
New medium-duty vehicles	333.6	286.9	16.3
New light-duty vehicles	27.5	28.0	-1.9
Total new vehicle revenue	$1,027.4	$1,051.6	-2.3
Used vehicle revenue	$88.0	$102.7	-14.3
Other vehicle revenues:(1)	$7.9	$7.4	6.8
Absorption ratio:	130.1%	136.5%	-4.7

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 130.1% absorption ratio for the first quarter of 2024, compared to a 136.5% absorption ratio for the first quarter of 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Total revenues decreased $39.8 million, or 2.1%, in the first quarter of 2024, compared to the first quarter of 2023. This decrease was primarily the result of decreased demand for new Class 8 trucks and high interest rates and low freight rates that are negatively impacting our over-the-road customers, our largest customer segment.

Our Aftermarket Products and Services revenues totaled $649.2 million in the first quarter of 2024, up 0.1% from the first quarter of 2023. The slight increase in Aftermarket Parts and Services revenues was related to the continued moderating of inflation and challenging economic conditions that are negatively impacting our over-the-road customers.

Revenues from sales of new and used commercial vehicles decreased $38.4 million, or 3.3%, in the first quarter of 2024, compared to the first quarter of 2023. The decrease in new commercial vehicle revenues was primarily a result of decreased demand for new Class 8 trucks caused by high interest rates and production recently catching up to the pent-up demand experienced over the last couple of years.

We sold 3,494 new Class 8 trucks in the first quarter of 2024, a 20.0% decrease compared to 4,365 new Class 8 trucks sold in the first quarter of 2023. The decrease in new Class 8 truck sales was primarily related to delayed deliveries to certain large fleet customers due to delays associated with body companies and decreased demand caused by high interest rates and production recently catching up to the pent-up demand experienced over the last couple of years. New U.S. Class 8 retail truck sales totaled 57,181 units in the first quarter of 2024, a decrease of 13.1% compared to the first quarter of 2023, according to ACT Research.

We sold 3,331 new Class 4 through 7 medium-duty commercial vehicles, including 386 buses, in the first quarter of 2024, a 9.6% increase compared to 3,038 new medium-duty commercial vehicles, including 332 buses, in the first quarter of 2023. The increase in our new Class 4 through 7 commercial vehicle sales in the first quarter was primarily related to increased production of medium-duty commercial vehicles by the manufacturers we represent. New U.S. Class 4 through 7 retail commercial vehicle sales totaled 59,786 units in the first quarter of 2024, up 6.5% compared to the first quarter of 2023, according to ACT Research.

We sold 456 light-duty vehicles in the first quarter of 2024, a 9.5% decrease compared to 504 light-duty vehicles sold in the first quarter of 2023.

We sold 1,818 used commercial vehicles in the first quarter of 2024, an 8.0% increase compared to 1,684 used commercial vehicles in the first quarter of 2023. We expect used commercial vehicle demand and values to remain low through 2024 due to high interest rates and anticipated low freight rates.

Commercial vehicle lease and rental revenues increased $1.2 million, or 1.4%, in the first quarter of 2024, compared to the first quarter of 2023. The slight increase in commercial vehicle lease and rental revenues was primarily due to the delivery of new leased vehicles, as manufacturers were able to increase production, which was partially offset by a slight decrease in rental utilization.

Finance and insurance revenues decreased $1.2 million, or 17.9%, in the first quarter of 2024, compared to the first quarter of 2023. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During the first quarter of 2024, most of our sales were to larger fleets, which usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during the first quarter of 2024. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $8.9 million, or 2.2%, in the first quarter of 2024, compared to the first quarter of 2023. Gross profit as a percentage of sales decreased to 20.8% in the first quarter of 2024, from 20.9% in the first quarter of 2023.

Gross margins from our Aftermarket Products and Services operations decreased to 36.5% in the first quarter of 2024, from 38.0% in the first quarter of 2023. Gross profit for the Aftermarket Products and Services departments decreased to $236.9 million in the first quarter of 2024, from $246.1 million in the first quarter of 2023. This decrease is primarily related to continued moderating of inflation and softening demand due to difficult economic conditions impacting many of our customers. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 57.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2024 and 61.4% in the first quarter of 2023. Service and collision center operations represented 42.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2024 and 38.6% in the first quarter of 2023. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 38.0% in 2024.

Gross margins on new Class 8 truck sales decreased to 9.7% in the first quarter of 2024, from 9.8% in the first quarter of 2023. In 2024, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 9.3% in the first quarter of 2024, from 8.8% in the first quarter of 2023. This increase was primarily due to the mix of purchasers during the first quarter of 2024. For 2024, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 8.0% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 21.6% in the first quarter of 2024, from 9.0% in the first quarter of 2023. This increase was primarily due to successful execution on our used truck inventory and sales strategy. We expect margins on used commercial vehicles to range between 15.0% and 20.0% in 2024.

Gross margins from truck lease and rental sales decreased to 27.5% in the first quarter of 2024, from 30.2% in the first quarter of 2023. This decrease is primarily related to a decrease in rental utilization rates, which have returned to historical levels as new commercial vehicle production has normalized and rental customers have purchased or leased new commercial vehicles. We expect gross margins from lease and rental sales of approximately 28.0% to 30.0% during 2024. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $6.9 million, or 2.7%, in the first quarter of 2024, compared to the first quarter of 2023. This increase primarily resulted from increased personnel expense and other increased costs due to inflation, compared to the first quarter of 2023. SG&A expenses as a percentage of total revenues increased to 14.1% in the first quarter of 2024, from 13.4% in the first quarter of 2023. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2024, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2024, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense increased $7.0 million, or 63.6%, in the first quarter of 2024, compared to the first quarter of 2023. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to the first quarter of 2023. We expect net interest expense in 2024 to increase compared to 2023, primarily due to increased borrowings under our credit facilities and the interest related thereto, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements. We expect that the amount of borrowings on our credit facilities will decline during the remainder of 2024 and that the net interest expense associated therewith will subside.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $26.3 million, or 22.1%, in the first quarter of 2024, compared to the first quarter of 2023.

Income Taxes

Income taxes decreased $7.0 million, or 24.8%, in the first quarter of 2024, compared to the first quarter of 2023. We provided for taxes at a 23.0% effective rate in the first quarter of 2024 and 23.8% in the first quarter of 2023. We expect our effective tax rate to be approximately 24.0% to 25.0% of pretax income in 2024.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2024, we had working capital of approximately $758.8 million, including $155.9 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $20.0 million. There were no advances outstanding under this secured line of credit on March 31, 2024, however, $18.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.1 million available for future borrowings as of March 31, 2024.

Our floor plan financing agreements and the credit agreement with Wells Fargo Bank, National Association the (“WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of March 31, 2024, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $200.0 million to $225.0 million for our leasing operations during 2024, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2024.

During the first quarter of 2024, we paid a cash dividend of $13.9 million. Additionally, on April 23, 2024, our Board of Directors declared a cash dividend of $0.17 per share of Class A and Class B common stock, to be paid on June 10, 2024, to all shareholders of record as of May 9, 2024. The total dividend disbursement is estimated at approximately $13.4 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2023. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of March 31, 2024, we had repurchased $73.2 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2024, and may be suspended or discontinued at any time.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We have reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We can fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2024. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(155,053)	$92,466
Investing activities	(69,188)	(95,514)
Financing activities	196,451	28,294
Net (decrease) increase in cash	$(27,790)	$25,246

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2024, operating activities resulted in net cash used in by operations of $155.1 million. Net cash provided by operating activities primarily consisted of $71.5 million in net income, as well as non-cash adjustments related to depreciation and amortization of $56.8 million, and stock-based compensation of $14.1 million. Cash used by operating activities included an aggregate of $297.4 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $17.4 million from the increase in accounts payable, which was offset primarily by cash outflows of $215.5 million from the increase in inventories, $49.9 million from the increase in accounts receivable, $17.7 million from the decrease in customer deposits and $26.9 million from the increase in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2023, operating activities resulted in net cash provided by operations of $92.5 million. Net cash provided by operating activities primarily consisted of $90.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $53.9 million, deferred income tax provision of $3.2 million and stock-based compensation of $13.1 million. Cash provided by operating activities included an aggregate of $65.2 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily cash outflows of $9.0 million from the increase in accounts receivable, $52.8 million from the increase in inventory, $15.9 million from the decrease in customer deposits and $11.5 million from the decrease in accrued expenses, which were offset by cash inflows of $27.1 million from the net increase in accounts payable.

Cash Flows from Investing Activities

During the first quarter of 2024, cash used in investing activities was $69.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $79.1 million during the first three months of 2024 and consisted primarily of purchases of machinery and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $52.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade.  During the first quarter of 2024, financing activities resulted in net cash provided by financing activities of $196.5 million, primarily related to $110.2 million from net draws on floor plan notes payable, non-trade, $698.8 million from borrowings of long-term debt and $9.4 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $592.9 million used for principal repayments of long-term debt and finance lease obligations, $5.6 million used for repurchases of common stock, $9.5 million for taxes paid related to net share settlement of equity awards and $13.9 million used for payment of cash dividends.

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

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On March 31, 2024, we had approximately $174.7 million outstanding under the WF Credit Agreement.

On November 1, 2023, the Company entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PACCAR Financial Corp. (the “PLC Agreement”).  Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. On April 9, 2024, the PLC agreement was amended to increase the total loan commitment to $375.0 million. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base.  In addition, we must maintain a minimum balance of $190.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice.  On March 31, 2024, we had approximately $300.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory.  Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  This interest-free period is generally 15 to 60 days.  If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the Floor Plan Credit Agreement.  On September 14, 2021, we entered into the Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto.  The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion.  Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR, determined on the last day of the prior month, plus (B) 1.10% and were payable monthly.  On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to Term SOFR, as defined in the amendment.  Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR, plus (B) 1.20%.  Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million.  The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions.  On March 31, 2024, we had approximately $1.0 billion outstanding under the Floor Plan Credit Agreement.  The average daily outstanding borrowings under the Floor Plan Credit Agreement were $958.3 million during the first three months ended March 31, 2024.  We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum, payable on the first business day of each calendar month, at the CDOR, plus 1.35%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On March 31, 2024, we had approximately $67.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into the RTC Canada Floor Plan Agreement with BMO. Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2023, advances under the RTC Canada Floor Plan Agreement bore interest per annum, payable on the first business day of each calendar month, at CDOR, plus 0.90% and in the case of an advance required to be made in USD dollars, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the interest rate in the case of an advance required to be made in USD dollars to Term SOFR, as defined in the amendment. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement bear interest per annum, payable monthly, at Term SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On March 31, 2024, we had approximately $72.5 million CAD outstanding under the RTC Canada Floor Plan Agreement.

Backlog

On March 31, 2024, our backlog of commercial vehicle orders was approximately $2,047.1 million, compared to a backlog of commercial vehicle orders of approximately $4,209.9 million on March 31, 2023. The decrease in our backlog primarily reflects the decreased demand for new Class 8 trucks resulting from production catching up to pent-up demand caused by limited production over the last few years. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell most of our new heavy-duty commercial vehicles by customer special order, and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of March 31, 2024, and we expect to fill most of our backlog orders during 2024, assuming that the manufacturers we represent can meet their current production schedule.

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local and state governments, corporations, and owner-operators. However, Aftermarket Products and Services operations historically have experienced higher sales volumes in the second and third quarters.

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

Environmental Standards and Other Governmental Regulations

We are subject to federal, state, and local environmental laws and regulations governing the following: discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and vehicle service, parts and collision center operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Our operations involving the use, handling, storage, and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation, and disposal of regulated substances with which we must comply. Our business also involves the operation and use of aboveground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027. In March 2024, the EPA issued additional rules associated with reducing GHG emissions from medium and heavy-duty trucks and buses for model years 2027 through 2032. In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, CARB adopted a final rule that is intended to phase out the sale of internal combustion engine commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, Navistar, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations currently in effect, with respect to which manufacturers may provide certain offsets to meet CARB’s emission target in exchange for the ability to sell legacy engines. Since July 2020, a group of seventeen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations, or CARB’s enforcement of its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

We do not believe that we currently have any material environmental liabilities or that compliance with environmental laws and regulations will have a material adverse effect on our results of operations, financial condition, or cash flows. However, soil and groundwater impacts are known to exist at some of our dealerships. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, which could materially adversely affect our results of operations, financial condition, or cash flows. In addition, such laws could affect demand for the products that we sell.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CDOR, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CDOR and the PLC Agreement is based on the prime rate. As of March 31, 2024, we had floor plan borrowings and borrowings from WF, BMO and PLC in the amount of $1,773.3 million. Assuming an increase or decrease in SOFR, CDOR or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $17.7 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of March 31, 2024, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2023 Annual Report on Form 10-K (the “2023 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2023 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2024.

A summary of the Company’s stock repurchase activity for the first quarter of 2024 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2024	127,974	$43.93	(4)	127,974	$76,795,178
February 1 – February 29, 2024	44	44.71	(5)	44	76,793,209
March 1 – March 31, 2024	‒	‒		‒	76,793,209
Total	128,018			128,018

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On December 6, 2023, we announced the approval of a new stock repurchase program, effective December 5, 2023, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 127,969 shares of Class A Common Stock at an average price paid per share of $43.93 and 5 shares of Class B Common Stock at an average price paid per share of $45.00.
(5)	Represents 44 shares of Class A Common Stock at an average price paid per share of $44.71.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

First Amendment to Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of April 9, 2024 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

10.2	Second Amended and Restated Promissory Note dated April 9, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: May 10, 2024	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2024	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)