Form 10-Q
period 2024-06-30
RUSH ENTERPRISES INC \TX\
filed 2024-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2024.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	62,058,119
Class B Common Stock, $.01 Par Value	16,697,663

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024, AND DECEMBER 31, 2023

(In Thousands, Except Shares)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$167,266	$183,725
Accounts receivable, net	286,848	259,353
Notes receivable from affiliate	6,035	–
Inventories, net	1,894,214	1,801,447
Prepaid expenses and other	23,338	15,779
Total current assets	2,377,701	2,260,304
Property and equipment, net	1,522,808	1,488,086
Operating lease right-of-use assets, net	115,503	120,162
Goodwill, net	419,303	420,708
Other assets, net	71,211	74,981
Total assets	$4,506,526	$4,364,241

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,226,651	$1,139,744
Current maturities of finance lease obligations	40,076	36,119
Current maturities of operating lease obligations	16,084	17,438
Trade accounts payable	166,630	162,134
Customer deposits	95,835	145,326
Accrued expenses	152,625	172,549
Total current liabilities	1,697,901	1,673,310
Long-term debt, net of current maturities	396,562	414,002
Finance lease obligations, net of current maturities	97,134	97,617
Operating lease obligations, net of current maturities	101,510	104,514
Other long-term liabilities	29,586	24,811
Deferred income taxes, net	160,899	159,571
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2024 and 2023	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,869,093 Class A shares and 16,700,392 Class B shares outstanding in 2024; and 61,461,281 Class A shares and 16,364,158 Class B shares outstanding in 2023	816	806
Additional paid-in capital	563,604	542,046
Treasury stock, at cost: 1,298,522 Class A shares and 1,746,047 Class B shares in 2024; and 1,092,142 Class A shares and 1,731,157 Class B shares in 2023	(129,415)	(119,835)
Retained earnings	1,573,316	1,450,025
Accumulated other comprehensive income	(4,927)	(2,163)
Total Rush Enterprises, Inc. shareholders’ equity	2,003,394	1,870,879
Noncontrolling interest	19,540	19,537
Total shareholders’ equity	2,022,934	1,890,416
Total liabilities and shareholders’ equity	$4,506,526	$4,364,241

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues
New and used commercial vehicle sales	$1,300,308	$1,250,794	$2,423,627	$2,412,519
Aftermarket products and services sales	627,431	651,130	1,276,627	1,299,356
Lease and rental sales	87,646	88,549	175,567	175,215
Finance and insurance	5,937	6,189	11,331	12,760
Other	5,706	6,390	11,875	14,969
Total revenue	2,027,028	2,003,052	3,899,027	3,914,819
Cost of products sold
New and used commercial vehicle sales	1,179,819	1,124,339	2,185,919	2,174,704
Aftermarket products and services sales	392,133	403,351	804,387	805,506
Lease and rental sales	62,687	61,514	126,457	121,992
Total cost of products sold	1,634,639	1,589,204	3,116,763	3,102,202
Gross profit	392,389	413,848	782,264	812,617
Selling, general and administrative expense	251,368	256,691	515,033	513,499
Depreciation and amortization expense	16,492	14,545	32,242	28,859
Gain (loss) on sale of assets	(48)	247	102	376
Operating income	124,481	142,859	235,091	270,635
Other (expense) income	44	(96)	221	2,251
Interest expense, net	19,464	12,238	37,437	23,221
Income before taxes	105,061	130,525	197,875	249,665
Income tax provision	26,278	32,001	47,603	60,351
Net income	78,783	98,524	150,272	189,314
Less: Net income (loss) attributable to noncontrolling interest	122	249	3	584
Net income attributable to Rush Enterprises, Inc.	$78,661	$98,275	$150,269	$188,730

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.01	$1.20	$1.91	$2.31
Diluted	$.97	$1.17	$1.84	$2.23

Weighted average shares outstanding:
Basic	78,270	81,690	78,706	81,926
Diluted	80,778	84,156	81,467	84,501

Dividends declared per common share	$0.17	$0.14	$0.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$78,783	$98,524	$150,272	$189,314
Other comprehensive income (loss), net of tax:
Foreign currency translation	(873)	1,689	(2,764)	1,921
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(873)	1,689	(2,764)	1,921
Comprehensive income	$77,910	$100,213	$147,508	$191,235
Less: Comprehensive income attributable to noncontrolling interest	122	249	3	584
Comprehensive income attributable to Rush Enterprises, Inc.	$77,788	$99,964	$147,505	$190,651

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	383	–	4	5,997	–	–	–	6,001	–	6,001
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,090	–	–	–	14,090	–	14,090
Vesting of restricted share awards	–	351	4	(9,486)	–	–	–	(9,482)	–	(9,482)
Issuance of common stock under employee stock purchase plan	97	–	1	3,354	–	–	–	3,355	–	3.355
Common stock repurchases	(128)	–	–	–	(5,627)	–	–	(5,627)	–	(5,627)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,467)	–	(10,467)	–	(10,467)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,964)	–	(2,964)	–	(2,964)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,891)	(1,891)	–	(1,891)
Net income	–	–	–	–	–	71,608	–	71,608	(119)	71,489
Balance, March 31, 2024	61,813	16,715	$815	$556,001	$(125,462)	$1,508,202	$(4,054)	$1,935,502	$19,418	$1,954,920
Stock options exercised and stock awards	134	–	1	2,098	–	–	–	2,099	–	2,099
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,515	–	–	–	5,515	–	5,515
Vesting of restricted share awards	–	–	–	(10)	–	–	–	(10)	–	(10)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(78)	(15)	–	–	(3,953)	–	–	(3,953)	–	(3,953)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,523)	–	(10,523)	–	(10,523)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,024)	–	(3,024)	–	(3,024)
Foreign currency translation adjustment	–	–	–	–	–	–	(873)	(873)	–	(873)
Net income	–	–	–	–	–	78,661	–	78,661	122	78,783
Balance, June 30, 2024	61,869	16,700	$816	$563,604	$(129,415)	$1,573,316	$(4,927)	$2,003,394	$19,540	$2,022,934

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Noncontrolling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	228	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	422	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	102	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(623)	(84)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	63,225	18,463	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536
Stock options exercised and stock awards	237	–	1	3,479	–	–	–	3,480	–	3,480
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,952	–	–	–	5,952	–	5,952
Vesting of restricted share awards	–	–	–	(54)	–	–	–	(54)	–	(54)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(890)	(194)	–	–	(40,305)	–	–	(40,305)	–	(40,305)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,812)	–	(8,812)	–	(8,812)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,725)	–	(2,725)	–	(2,725)
Foreign currency translation adjustment	–	–	–	–	–	–	1,689	1,689	–	1,689
Net income	–	–	–	–	–	98,275	–	98,275	249	98,524
Balance, June 30, 2023	62,572	18,269	$578	$522,375	$(196,515)	$1,543,941	$(2,209)	$1,868,170	$19,115	$1,887,285

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$150,272	$189,314
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	114,318	108,557
Gain on sale of property and equipment, net	(102)	(377)
Stock-based compensation expense related to employee equity awards and employee stock purchases	19,605	19,032
Deferred income tax expense	1,499	2,854
Change in accounts and notes receivable, net	(34,041)	(15,911)
Change in inventories, net	(63,376)	(174,353)
Change in prepaid expenses and other, net	(7,593)	(5,057)
Change in trade accounts payable	3,885	12,813
Change in customer deposits	(49,151)	(14,868)
Change in accrued expenses	(19,418)	(7,354)
Other, net	(373)	(634)
Net cash provided by operating activities	115,525	114,016
Cash flows from investing activities:
Acquisition of property and equipment	(172,522)	(186,000)
Proceeds from the sale of property and equipment	3,139	1,142
Business acquisition, net of cash acquired	–	–
Other	8,255	(4,088)
Net cash used in investing activities	(161,128)	(188,946)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	88,404	191,002
Proceeds from long-term debt	1,184,870	653,445
Principal payments on long-term debt	(1,200,797)	(684,803)
Principal payments on finance lease obligations	(8,486)	(9,341)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	11,460	9,724
Taxes paid related to net share settlement of equity awards	(9,497)	(7,017)
Payments of cash dividends	(27,232)	(23,449)
Common stock repurchased	(9,542)	(63,857)
Net cash provided by financing activities	29,180	65,704
Net decrease in cash, cash equivalents and restricted cash	(16,423)	(9,226)
Effect of exchange rate on cash	(36)	79
Cash, cash equivalents and restricted cash, beginning of period	183,725	201,044
Cash, cash equivalents and restricted cash, end of period	$167,266	$191,897
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,235	$25,033
Income taxes, net of refunds	$37,151	$46,502
Noncash activities:
Assets acquired under finance leases	$19,448	$29,401

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

Stock Split

On July 25, 2023, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split was effected in the form of a stock dividend paid on August 28, 2023, to shareholders of record as of August 7, 2023. Holders of the Company’s common stock received an additional one-half share for each share of common stock held as of the record date. All share and per share data in this Form 10-Q have been adjusted to reflect the stock split as if it occurred on the first day of the earliest period presented.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of June 30, 2024, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$78,661	$98,275	$150,269	$188,730
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	78,270	81,690	78,706	81,926
Effect of dilutive securities– Employee stock options and restricted stock awards	2,508	2,466	2,761	2,575
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	80,778	84,156	81,467	84,501
Basic earnings per common share	$1.01	$1.20	$1.91	$2.31
Diluted earnings per common share and common share equivalents	$0.97	$1.17	$1.84	$2.23

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2024, and 2023, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average anti-dilutive stock options	860	1,700	589	1,490

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $5.5 million for the three months ended June 30, 2024, and $6.0 million for the three months ended June 30, 2023. Stock-based compensation expense, included in selling, general and administrative expense, was $19.6 million for the six months ended June 30, 2024, and was $19.0 million for the six months ended June 30, 2023.

As of June 30, 2024, the Company had $15.9 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $20.0 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2024, and December 31, 2023. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, variable interest rates, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. Thus, the carrying amount of such debt approximates fair value.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates its performance based on income before income taxes, not including extraordinary items.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2024 and 2023 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2024
Revenues from external customers	$2,022,756	$4,272	$2,027,028
Segment operating income	124,553	(72)	124,481
Segment income before taxes	105,133	(72)	105,061
Segment assets	4,446,418	60,108	4,506,526

For the six months ended June 30, 2024
Revenues from external customers	$3,890,803	$8,224	$3,899,027
Segment operating income	235,340	(249)	235,091
Segment income before taxes	198,124	(249)	197,875

As of and for the three months ended June 30, 2023
Revenues from external customers	$1,999,028	$4,024	$2,003,052
Segment operating income	142,869	(10)	142,859
Segment income before taxes	130,535	(10)	130,525
Segment assets	4,070,544	55,777	4,126,321

For the six months ended June 30, 2023
Revenues from external customers	$3,906,969	$7,850	$3,914,819
Segment operating income	270,432	203	270,635
Segment income before taxes	249,462	203	249,665

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $6.7 million and $5.3 million as a component of accrued liabilities as of June 30, 2024 and December 31, 2023, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $389,000 accrued for the payment of interest as of June 30, 2024 and December 31, 2023. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2024, the tax years ended December 31, 2020 through 2023 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2019 through 2023, remained subject to audit by state tax authorities.

8 – Revenue

The Company’s non-lease and rental revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenues from such sales are recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Commercial vehicle sales revenue	$1,300,308	$1,250,794	$2,423,627	$2,412,519
Parts revenue	365,032	379,444	738,458	764,898
Commercial vehicle repair service revenue	262,399	271,685	538,169	534,458
Finance revenue	2,387	2,978	4,462	6,500
Insurance revenue	3,550	3,212	6,869	6,260
Other revenue	5,706	6,390	11,875	14,969
Total	$1,939,382	$1,914,503	$3,723,460	$3,739,604

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2024. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

9 – Leases

Lease of Vehicles as Lessor

The Company primarily leases commercial vehicles that the Company owns to customers over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle at the end of the lease term.

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

Lease and rental income during the three and six months ended June 30, 2024 and June 30, 2023 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Minimum rental payments	$76,362	$76,431	$153,229	$151,591
Nonlease payments	11,284	12,118	22,338	23,624
Total	$87,646	$88,549	$175,567	$175,215

10 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2023	$(2,163)
Foreign currency translation adjustment	(1,891)
Balance as of March 31, 2024	$(4,054)
Foreign currency translation adjustment	(873)
Balance as of June 30, 2024	$(4,927)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the monthly average exchange rates during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss and the statement of comprehensive income.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2023	Provision for the Six Months Ended June 30, 2024	Write offs Against Allowance, net of Recoveries		Balance June 30, 2024

Commercial vehicle receivables	$102	$10	$	−	$112
Manufacturers’ receivables	964	1,447		(1,602)	809
Leasing, parts and service receivables	1,660	1,264		(1,297)	1,627
Other receivables	1,079	15		(46)	1,048
Total	$3,805	$2,736		$(2,945)	$3,596

12 – Acquisitions

The following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information was not included in accordance with ASC 805 because the acquisitions were not considered material.

On December 4, 2023, the Company acquired certain assets of Freeway Ford Truck Sales, Inc., which included real estate and a Ford commercial vehicle franchise in Chicago, Illinois, along with commercial vehicle and parts inventory. The transaction was valued at approximately $16.3 million, with the purchase price paid in cash.

On July 15, 2024, the Company acquired certain assets of Nebraska Peterbilt, which included real estate and a Peterbilt commercial vehicle franchise in Grand Island and North Platte, Nebraska, along with commercial vehicle and parts inventory. The transaction was valued at approximately $16.5 million, with the purchase price paid in cash.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 228,700 units in 2024, which would represent a 15.8% decrease compared to 2023. As anticipated, we experienced healthy sales growth in the second quarter, compared to the first quarter, due primarily to the timing of deliveries to certain large customers and continued strong demand from vocational fleets. We expect vocational sales to remain strong in the third quarter. However, we also expect that new U.S. Class 8 retail truck sales in the second half of 2024 will be less than in the first half of the year. We expect our U.S. market share of new Class 8 truck sales to range between 5.7% and 6.1% in 2024. This market share percentage would result in the sale of approximately 13,000 to 14,000 new Class 8 trucks in 2024. Additionally, we expect to sell approximately 450 new Class 8 trucks in Canada in 2024.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 262,000 units in 2024, which would represent a 3.7% increase compared to 2023.  As we look forward, production continues to increase and delivery lead times have improved. However, we continue to monitor delays at body manufacturers that could impact deliveries to customers. Currently, we believe Class 4 through 7 commercial vehicle sales in third quarter will be consistent with our second quarter results. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.9% and 5.3% in 2024. This market share percentage would result in the sale of approximately 13,000 to 14,000 new Class 4 through 7 commercial vehicles in 2024. Additionally, we expect to sell approximately 500 new Class 5 through 7 commercial vehicles in Canada in 2024.

We expect to sell approximately 1,800 to 2,000 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2024. In addition, we expect lease and rental revenues to remain flat during 2024.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, we expect that the sluggish freight market and persistent high interest rates will continue to negatively impact our over-the-road customers, including both small carriers and larger fleets. Despite the challenging operating environment that is impacting the industry, we believe that the strategic decisions we made several years ago to diversify our customer base and focus on supporting large national fleets, along with the operating expense reduction measures we undertook at the beginning of the second quarter, will allow us to successfully navigate this difficult market cycle. We also believe that our Aftermarket Products and Services revenues will remain flat to slightly down in 2024, compared to 2023.

Critical Accounting Policies and Estimates

The preparation of our interim unaudited consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities in our interim unaudited consolidated financial statements and accompanying notes. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates, judgments, and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results might differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" in our Form 10-K. There were no material changes to our significant accounting policies.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2024 and 2023.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
New and used commercial vehicle sales	64.1%	62.5%	62.2%	61.6%
Aftermarket products and services sales	31.0	32.5	32.7	33.2
Lease and rental sales	4.3	4.4	4.5	4.5
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.3	0.3	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.6	79.3	79.9	79.2
Gross profit	19.4	20.7	20.1	20.8
Selling, general and administrative	12.4	12.8	13.2	13.1
Depreciation and amortization	0.8	0.8	0.8	0.8
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	6.2	7.1	6.0	6.9
Other income	0.0	0.0	0.0	0.0
Interest (income) expense, net	1.0	0.6	1.0	0.6
Income before income taxes	5.2	6.5	5.1	6.3
Provision for income taxes	1.3	1.6	1.2	1.5
Net income	3.9	4.9	3.9	4.8
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.9%	4.9%	3.9%	4.8%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Profit:
New and used commercial vehicle sales	30.7%	30.6%	30.4%	29.3%
Aftermarket products and services sales	60.0	59.9	60.4	60.8
Lease and rental sales	6.4	6.5	6.3	6.5
Finance and insurance	1.5	1.5	1.5	1.6
Other	1.4	1.5	1.4	1.8
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,128	4,300	-4.0%	7,622	8,665	-12.0%
New medium-duty vehicles	3,691	3,477	6.2%	7,022	6,513	7.8%
New light-duty vehicles	537	452	18.8%	993	956	3.9%
Total new vehicle unit sales	8,356	8,229	1.5%	15,677	16,134	-3.1%
Used vehicles	1,723	1,869	-7.8%	3,541	3,553	-0.3%
Vehicle revenue:
New heavy-duty vehicles	$789.2	$773.9	2.0%	$1,455.5	$1,510.6	-3.6%
New medium-duty vehicles	388,8	332.8	16.8%	722.5	619.7	16.6%
New light-duty vehicles	32.8	26.9	21.9%	60.2	54.9	9.7%
Total new vehicle revenue	$1,210.8	$1,133.6	6.8%	$2,238.2	$2,185.2	2.4%
Used vehicle revenue	$80.4	$107.7	-25.3%	$168.4	$210.4	-20.0%
Other vehicle revenue(1)	$9.2	$9.5	-3.2%	$17.0	$16.9	0.8%
Dealership absorption ratio:	134.0%	139.7%	-4.1%	131.6%	138.6%	-5.1%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 134.0% absorption ratio for the second quarter of 2024 and a 139.7% absorption ratio for the second quarter of 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

Total revenues increased $24.0 million, or 1.2%, in the second quarter of 2024, compared to the second quarter of 2023. This increase was primarily due to strong truck sales during the quarter.

Our Aftermarket Products and Services revenues decreased $23.7 million, or 3.6%, in the second quarter of 2024, compared to the second quarter of 2023. The decrease in Aftermarket Parts and Services revenues was primarily a result of weaker demand caused by the ongoing freight recession and high interest rates impacting our over-the-road customers.

Revenues from sales of new and used commercial vehicles increased $49.5 million, or 4.0%, in the second quarter of 2024, compared to the second quarter of 2023. This increase was primarily due to the timing of deliveries to certain large fleet customers and continued strong demand from vocational fleets.

We sold 4,128 new Class 8 trucks in the second quarter of 2024, a 4.0% decrease compared to 4,300 new Class 8 trucks in the second quarter of 2023.  The decrease in new Class 8 truck sales was primarily due to new truck production having caught up to the prior pent-up market demand.

We sold 3,691 new Class 4 through 7 commercial vehicles, including 343 buses, in the second quarter of 2024, a 6.2% increase compared to 3,477 new medium-duty commercial vehicles, including 462 buses, in the second quarter of 2023. The increase in new Class 4 through 7 commercial vehicle sales was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 537 light-duty vehicles in the second quarter of 2024, an 18.8% increase compared to 452 light-duty vehicles sold in the second quarter of 2023.

We sold 1,723 used commercial vehicles in the second quarter of 2024, a 7.8% decrease compared to 1,869 used commercial vehicles sold in the second quarter of 2023. We experienced a decline in used commercial vehicle sales year-over-year due to low freight rates, more readily available new truck alternatives and elevated interest rates.

Commercial vehicle lease and rental revenues decreased $0.9 million, or 1.0%, in the second quarter of 2024, compared to the second quarter of 2023.  This decrease in commercial vehicle lease and rental revenues was primarily a result of decreased rental vehicle utilization.

Finance and insurance revenues decreased $0.3 million, or 4.1%, in the second quarter of 2024, compared to the second quarter of 2023. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During the second quarter of 2024, most of our sales were to larger fleets, which usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during the second quarter of 2024. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $21.5 million, or 5.2%, in the second quarter of 2024, compared to the second quarter of 2023. Gross profit as a percentage of sales decreased to 19.4% in the second quarter of 2024, from 20.7% in the second quarter of 2023. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 64.1% in the second quarter of 2024, from 62.4% in the second quarter of 2023. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 31.0% in the second quarter of 2024, from 32.5% in the second quarter of 2023.

Gross margins from our Aftermarket Products and Services operations decreased to 37.5% in the second quarter of 2024, from 38.1% in the second quarter of 2023. Gross profit from our Aftermarket Products and Services operations decreased to $235.3 million in the second quarter of 2024, from $247.8 million in the second quarter of 2023. This decrease is primarily related to decreased demand resulting from the current freight recession and high interest rates. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.4% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2024 and 60.5% in the second quarter of 2023. Service and collision center operations represented 38.8% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2024 and 39.5% in the second quarter of 2023. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 38.0% in 2024.

Gross margins on new Class 8 truck sales decreased to 8.6% in the second quarter of 2024, from 10.3% in the second quarter of 2023.  This decrease was primarily due to weak demand and elevated new truck inventory valuation reserves.  In 2024, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on used commercial vehicle sales increased to 19.2% in the second quarter of 2024, from 11.8% in the second quarter of 2023.  This increase was primarily due to the successful execution of our used truck inventory and sales strategy.  We expect margins on used commercial vehicles to range between 15.0% and 20.0% in 2024.

Gross Margins from truck lease and rental sales decreased to 28.5% in the second quarter of 2024 from 30.5% in the second quarter of 2023. This decrease was primarily related to lower rental utilization.  We expect gross margins from lease and rental sales of approximately 28.0% to 30.0% during 2024.  Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.

Gross Margins from truck lease and rental sales decreased to 28.5% in the second quarter of 2024 from 30.5% in the second quarter of 2023. This decrease was primarily related to lower rental utilization. We expect gross margins from lease and rental sales of approximately 28.0% to 30.0% during 2024. We expect rental utilization to increase slightly in the third quarter and will be in line with historical utilization rates. As the age of our leasing and rental fleet continues to decrease with new vehicle production increasing, we expect our operating costs to continue to moderate. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $5.3 million, or 2.1%, in the second quarter of 2024, compared to the second quarter of 2023. This decrease primarily resulted from reductions to our operating expenses. SG&A expenses as a percentage of total revenues decreased to 12.4% in the second quarter of 2024, from 12.8% in the second quarter of 2023. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2024, we expect SG&A expenses as a percentage of total revenues to range from 12.0% to 14.0%. For 2024, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

    Net interest expense increased $7.2 million, or 59.1%, in the second quarter of 2024, compared to the second quarter of 2023.  This increase in interest expense is a result of an increase in our vehicle inventory levels and elevated interest rates on our variable rate debt compared to the second quarter of 2023.  We expect net interest expense in 2024, compared to 2023, to increase due to increased borrowings and interest related to our working capital lines of credit and floor plan debt, but the amount of the increase will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $25.5 million, or 19.5%, in the second quarter of 2024, compared to the second quarter of 2023.

Income Taxes

Income taxes decreased $5.7 million, or 17.9%, in the second quarter of 2024, compared to the second quarter of 2023. We provided for taxes at a 24.5% effective rate in the second quarter of 2024 and 24.5% in the second quarter of 2023. We expect our effective tax rate to be approximately 24.0% to 25.0% of pretax income in 2024.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023.”

Total revenues decreased $15.8 million, or 0.4%, in the first six months of 2024, compared to the first six months of 2023.

Sales of new and used commercial vehicles increased $11.1 million, or 0.5%, in the first six months of 2024, compared to the first six months of 2023.

Aftermarket Products and Services revenues decreased $22.7 million, or 1.7%, in the first six months of 2024, compared to the first six months of 2023.

We sold 7,391 new Class 8 heavy-duty trucks in the first six months of 2024 in the United States, an 11.7% decrease compared to 8,368 new Class 8 heavy-duty trucks in the first six months of 2023. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 16.0% in the first six months of 2024, compared to the first six months of 2023. We sold 231 new Class 8 heavy-duty trucks in the first six months of 2024 in Canada, a 22.2% decrease compared to 297 new Class 8 heavy-duty trucks in the first six months of 2023.

We sold 6,829 new Class 4 through 7 medium-duty commercial vehicles, including 734 buses, in the United States in the first six months of 2024. This represented a 4.9% increase compared to 6,513 new Class 4 through 7 medium-duty commercial vehicles, including 805 buses, in the first six months of 2023. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 1.4% in the first six months of 2024, compared to the first six months of 2023. We sold 193 new Class 5 through 7 medium-duty commercial vehicles in the first six months of 2024 in Canada, a 6.6% increase compared to 181 new Class 5 through 7 medium-duty commercial vehicles in the first six months of 2023.

We sold 993 new light-duty vehicles in the first six months of 2024, a 3.9% increase compared to 956 new light-duty vehicles sold in the first six months of 2023.

We sold 3,541 used commercial vehicles in the first six months of 2024, a 0.3% decrease compared to 3,553 used commercial vehicles in the first six months of 2023.

Truck lease and rental revenues increased $0.4 million, or 0.2%, in the first six months of 2024, compared to the first six months of 2023.

Finance and insurance revenues decreased $1.4 million, or 11.2%, in the first six months of 2024, compared to the first six months of 2023.

Gross Profit

Gross profit decreased $30.4 million, or 3.7%, in the first six months of 2024, compared to the first six months of 2023. Gross profit as a percentage of sales was 20.1% in the first six months of 2024 and 20.8% in the first six months of 2023.

Gross margins from Aftermarket Products and Services operations decreased to 37.0% in the first six months of 2024, from 38.0% in the first six months of 2023. Gross profit for Aftermarket Products and Services was $472.2 million in the first six months of 2024, compared to $493.9 million in the first six months of 2023. Gross profit from parts sales represented 58.1% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2024 and 61.0% in the first six months of 2023. Service and collision center operations represented 41.9% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2024 and 39.0% in the first six months of 2023.

Gross margins on new Class 8 heavy-duty truck sales decreased to 9.1% in the first six months of 2024, from 10.1% in the first six months of 2023.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales remained flat at 8.8% in the first six months of 2024, compared to the first six months of 2023.

Gross margins on used commercial vehicle sales increased to 20.5% in the first six months of 2024, from 10.5% in the first six months of 2023.

Gross margins from truck lease and rental sales decreased to 28.0% in the first six months of 2024, from 30.4% in the first six months of 2023.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $1.5 million, or 0.3%, in the first six months of 2024, compared to the first six months of 2023. SG&A expenses equaled 13.2% of total revenue in the first six months of 2024, compared to 13.1% in the first six months of 2023.

Interest (Income) Expense, Net

Net interest expense increased $14.2 million, or 61.2%, in the first six months of 2024, compared to the first six months of 2023.

Income before Income Taxes

Income before income taxes decreased $51.8 million, or 20.7%, in the first six months of 2024, compared to the first six months of 2023.

Provision for Income Taxes

Income taxes decreased $12.7 million, or 21.1%, in the first six months of 2024, compared to the first six months of 2023. We provided for taxes at a 24.1% rate in the first six months of 2024 and a 24.2% rate in the first six months of 2023.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2024, we had working capital of approximately $673.0 million, including $167.3 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on June 30, 2024, however, $18.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.1 million available for future borrowings as of June 30, 2024.

Our long-term debt, floor plan financing agreements and our credit agreement with Wells Fargo Bank, National Association the (“WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio, and the fixed charge coverage ratio.  As of June 30, 2024, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement.  We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $170.0 million to $180.0 million for our leasing operations during 2024, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2024.

During the second quarter of 2024, we paid a cash dividend of $13.5 million. Additionally, on July 31, 2024, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B common stock, to be paid on September 10, 2024, to all shareholders of record as of August 13, 2024, which represents a 5.6% increase compared to the cash dividend we paid in the first quarter of 2024. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2023. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of June 30, 2024, we had repurchased $77.2 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2024, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2024. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$115,525	$114,016
Investing activities	(161,128)	(188,946)
Financing activities	29,180	65,704
Net (decrease) increase in cash	$(16,423)	$(9,226)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first six months of 2024, operating activities resulted in net cash provided by operations of $115.5 million.  Net cash provided by operating activities primarily consisted of $150.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $114.3 million, stock-based compensation of $19.6 million and cash inflows for deferred income tax expense of $1.5 million.  Cash provided by operating activities included an aggregate of $169.7 million net change in operating assets and liabilities.  Included in the net change in operating assets and liabilities were cash inflows of $3.9 million from the increase in accounts payable, which were offset by cash outflows of $34.0 million from the increase in accounts receivable, $63.4 million from the increase in inventories, $7.6 million from the increase in other assets, $49.2 million from the decrease in customer deposits and $19.4 million from the increase in accrued expenses.  Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first six months of 2024, cash used in investing activities was $161.1 million.  Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment.  Acquisition of property and equipment totaled $172.5 million during the first six months of 2024 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $140.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first six months of 2023, cash used in investing activities was $188.9 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $186.0 million during the first six months of 2024 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $138.6 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2024, financing activities resulted in net cash provided by financing activities of $29.2 million, primarily related to cash inflows of $11.5 million from the issuance of shares related to equity compensation plans, $88.4 million from net draws on floor plan notes payable, non-trade and borrowings of $1.2 billion of long-term debt. These cash inflows were offset by $1.2 billion used for principal repayments of long-term debt and capital lease obligations, $9.5 million for taxes related to net share settlement of equity awards, $9.5 million used for repurchases of common stock and $27.2 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, the SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On June 30, 2024, we had approximately $164.6 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company, (“PLC”), a division of PACCAR Financial Corp., as amended on April 9, 2024 (the “PLC Agreement”).  Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $375.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base.  In addition, we must maintain a minimum balance of $190.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice.  On June 30, 2024, we had approximately $133.2 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to SOFR. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement now bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2024, we had approximately $1.0 billion outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $972.8 million during the six months ended June 30, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”).  Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO.  Prior to June 1, 2024, advances under the RTC Canada Revolving Credit Agreement bore interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 1.35%.  On June 1, 2024, RTC Canada entered into the First Amendment to the RTC Revolving Credit Agreement that changed the benchmark interest rate to the Canadian Overnight Repo Rate (“CORRA”). Effective June 1, 2024, borrowing under the RTC Revolving Credit Agreement now bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On June 30, 2024, we had approximately $57.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with BMO. Pursuant to the terms of the Agreement as amended, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2024, borrowings with respect to advances required to be made in CAD dollars bore interest per annum, payable monthly, at CDOR, plus 0.90%. On June 1, 2024, we entered into the Second Amendment to the RTC Canada Floor Plan Agreement that changed the benchmark interest rate with respect to advances required to be made in CAD dollars to CORRA. Effective June 1, 2024, advances required to be made in CAD dollars under the RTC Canada Floor Plan Agreement now bear interest per annum, payable monthly, at CORRA, plus 1.27%. In addition, prior to June 1, 2023, advances required to be made in USD dollars bore interest, payable monthly, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the benchmark interest rate in the case of an advances required to be made in USD dollars to SOFR. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On June 30, 2024, we had approximately $72.3 million CAD outstanding under the RTC Canada Floor Plan Agreement. The average daily outstanding borrowings under the RTC Canada Floor Plan Credit Agreement were $62.2 million during the six months ended June 30, 2024.

Backlog

On June 30, 2024, our backlog of commercial vehicle orders was approximately $1,812.1 million, as compared to a backlog of commercial vehicle orders of approximately $4,041.6 million on June 30, 2023.  The decrease in our backlog primarily reflects the decreased demand for new Class 8 trucks resulting from production catching up to pent-up demand, low freight rates and high interest rates. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle.  We include only confirmed orders in our backlog.  However, such orders are subject to cancellation.  In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered.  We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory.   Orders from several of our major fleet customers are included in our backlog as of June 30, 2024, and we expect to fill most of our backlog orders during 2024.  Given the difficult industry environment caused by freight rates and high interest rates, which are negatively impacting industry demand for new commercial vehicles, we believe that the longer it takes to fill our backlog, the greater the risk that a significant amount of commercial vehicle orders currently reflected in our backlog could be cancelled.

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

Cyclicality

Our business is dependent on a number of factors, including general economic conditions, freight rates, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 187,600 in 2013, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales.  Our floor plan debt is based on SOFR and CORRA, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CORRA and the PLC Agreement is based on the prime rate.  As of June 30, 2024, we had floor plan borrowings and borrowings from BMO Harris, WF, PLC and BMO in the amount of $1,385.2 million.  Assuming an increase or decrease in SOFR, CORRA or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $13.8 million.

ITEM 4.  Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance and third party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of June 30, 2024, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2024.

A summary of the Company’s stock repurchase activity for the second quarter of 2024 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2024	867	$43.32	(4)	867	$76,755,627
May 1 – May 31, 2024	10,432	42.52	(5)	10,432	76,311,727
June 1 – June 30, 2024	81,953	42.34	(6)	81,953	72,839,543
Total	105,418			105,418

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 6, 2023, we announced the approval of a new stock repurchase program, effective December 5, 2023, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 867 shares of Class B Common Stock at an average price paid per share of $43.32.
(5)	Represents 5,810 shares of Class A Common Stock at an average price paid per share of $42.98 and 4,622 shares of Class B Common Stock at an average price paid per share of $41.95.
(6)	Represents 72,557 shares of Class A Common Stock at an average price paid per share of $42.71 and 9,396 shares of Class B Common Stock at an average price paid per share of $39.47.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Mine Safety Disclosures.

Not Applicable

ITEM 5.  Other Information.

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

First Amendment to Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of April 9, 2024, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

10.2	Second Amended and Restated Promissory Note dated April 9, 2024 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

10.3

First Amendment to the BMO Lease and Rental Credit Agreement, dated as of June 1, 2024, by and among RTC-Canada, the Company and BMO (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

10.4

Second Amendment to the Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of June 1, 2024, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

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

RUSH ENTERPRISES, INC.

Date: August 9, 2024	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2024	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)