Form 10-Q
period 2024-09-30
RUSH ENTERPRISES INC \TX\
filed 2024-11-07
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2024.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	62,331,889
Class B Common Stock, $.01 Par Value	16,694,547

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$185,073	$183,725
Accounts receivable, net	282,553	259,353
Notes receivable from affiliate	6,905	–
Inventories, net	1,964,835	1,801,447
Prepaid expenses and other	21,027	15,779
Total current assets	2,460,393	2,260,304
Property and equipment, net	1,568,056	1,488,086
Operating lease right-of-use assets, net	116,085	120,162
Goodwill, net	430,004	420,708
Other assets, net	73,933	74,981
Total assets	$4,648,471	$4,364,241

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,285,033	$1,139,744
Current maturities of finance lease obligations	38,693	36,119
Current maturities of operating lease obligations	16,855	17,438
Trade accounts payable	173,777	162,134
Customer deposits	87,114	145,326
Accrued expenses	150,560	172,549
Total current liabilities	1,752,032	1,673,310
Long-term debt, net of current maturities	399,674	414,002
Finance lease obligations, net of current maturities	92,061	97,617
Operating lease obligations, net of current maturities	101,464	104,514
Other long-term liabilities	29,712	24,811
Deferred income taxes, net	170,571	159,571
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2024 and 2023	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 62,307,564 Class A shares and 16,695,873 Class B shares outstanding in 2024; and 61,461,281 Class A shares and 16,364,158 Class B shares outstanding in 2023	820	806
Additional paid-in capital	577,665	542,046
Treasury stock, at cost: 1,299,589 Class A shares and 1,750,566 Class B shares in 2024; and 1,092,142 Class A shares and 1,731,157 Class B shares in 2023	(129,644)	(119,835)
Retained earnings	1,638,257	1,450,025
Accumulated other comprehensive income (loss)	(3,969)	(2,163)
Total Rush Enterprises, Inc. shareholders’ equity	2,083,129	1,870,879
Noncontrolling interest	19,828	19,537
Total shareholders’ equity	2,102,957	1,890,416
Total liabilities and shareholders’ equity	$4,648,471	$4,364,241

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues
New and used commercial vehicle sales	$1,163,255	$1,235,767	$3,586,882	$3,648,286
Aftermarket products and services sales	633,045	643,623	1,909,672	1,942,979
Lease and rental sales	89,129	89,466	264,696	264,681
Finance and insurance	5,780	6,317	17,111	19,077
Other	4,924	5,567	16,799	20,536
Total revenue	1,896,133	1,980,740	5,795,160	5,895,559
Cost of products sold
New and used commercial vehicle sales	1,053,512	1,113,294	3,239,431	3,287,998
Aftermarket products and services sales	399,973	410,935	1,204,360	1,216,441
Lease and rental sales	63,607	62,106	190,064	184,098
Total cost of products sold	1,517,092	1,586,335	4,633,855	4,688,537
Gross profit	379,041	394,405	1,161,305	1,207,022
Selling, general and administrative expense	239,741	257,132	754,774	770,631
Depreciation and amortization expense	19,134	15,872	51,376	44,731
Gain on disposition of assets	588	220	690	596
Operating income	120,754	121,621	355,845	392,256
Other income (expense)	149	133	370	2,384
Interest expense, net	17,664	14,194	55,101	37,415
Income before taxes	103,239	107,560	301,114	357,225
Income tax provision	23,819	26,926	71,422	87,277
Net income	79,420	80,634	229,692	269,948
Less: Net income attributable to noncontrolling interest	288	356	291	940
Net income attributable to Rush Enterprises, Inc.	$79,132	$80,278	$229,401	$269,008

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$1.00	$0.99	$2.91	$3.30
Diluted	$0.97	$0.96	$2.81	$3.19

Weighted average shares outstanding:
Basic	79,216	81,229	78,878	81,629
Diluted	81,884	83,987	81,607	84,251

Dividends declared per common share	$0.18	$0.17	$0.52	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$79,420	$80,634	$229,692	$269,948
Other comprehensive income (loss), net of tax:
Foreign currency translation	958	(2,108)	(1,806)	(187)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	958	(2,108)	(1,806)	(187)
Comprehensive income	$80,378	$78,526	$227,886	$269,761
Less: Comprehensive income attributable to noncontrolling interest	288	356	291	940
Comprehensive income attributable to Rush Enterprises, Inc.	$80,090	$78,170	$228,177	$268,821

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Shareholders’	Non-controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	383	–	4	5,997	–	–	–	6,001	–	6,001
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,090	–	–	–	14,090	–	14,090
Vesting of restricted share awards	–	351	4	(9,486)	–	–	–	(9,482)	–	(9,482)
Issuance of common stock under employee stock purchase plan	97	–	1	3,354	–	–	–	3,355	–	3.355
Common stock repurchases	(128)	–	–	–	(5,627)	–	–	(5,627)	–	(5,627)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,467)	–	(10,467)	–	(10,467)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,964)	–	(2,964)	–	(2,964)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,891)	(1,891)	–	(1,891)
Net income	–	–	–	–	–	71,608	–	71,608	(119)	71,489
Balance, March 31, 2024	61,813	16,715	$815	$556,001	$(125,462)	$1,508,202	$(4,054)	$1,935,502	$19,418	$1,954,920
Stock options exercised and stock awards	134	–	1	2,098	–	–	–	2,099	–	2,099
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,515	–	–	–	5,515	–	5,515
Vesting of restricted share awards	–	–	–	(10)	–	–	–	(10)	–	(10)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(78)	(15)	–	–	(3,953)	–	–	(3,953)	–	(3,953)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,523)	–	(10,523)	–	(10,523)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,024)	–	(3,024)	–	(3,024)
Foreign currency translation adjustment	–	–	–	–	–	–	(873)	(873)	–	(873)
Net income	–	–	–	–	–	78,661	–	78,661	122	78,783
Balance, June 30, 2024	61,869	16,700	$816	$563,604	$(129,415)	$1,573,316	$(4,927)	$2,003,394	$19,540	$2,022,934
Stock options exercised and stock awards	341	–	3	5,257	–	–	–	5,260	–	5,260
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,293	–	–	–	5,293	–	5,293
Issuance of common stock under employee stock purchase plan	99	–	1	3,511	–	–	–	3,512	–	3,512
Common stock repurchases	(1)	(5)	–	–	(229)		–	(229)	–	(229)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,185)	–	(11,185)	–	(11,185)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,006)	–	(3,006)	–	(3,006)
Foreign currency translation adjustment	–	–	–	–	–	–	958	958	–	958
Net income	–	–	–	–	–	79,132	–	79,132	288	79,420
Balance, September 30, 2024	62,308	16,695	$820	$577,665	$(129,644)	$1,638,257	$(3,969)	$2,083,129	$19,828	$2,102,957

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Shareholders’	Non-controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	228	–	2	3,412	–	–	–	3,414	–	3,414
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,080	–	–	–	13,080	–	13,080
Vesting of restricted share awards	–	422	3	(6,964)	–	–	–	(6,961)	–	(6,961)
Issuance of common stock under employee stock purchase plan	102	–	–	2,828	–	–	–	2,828	–	2,828
Common stock repurchases	(623)	(84)	–	–	(25,280)	–	–	(25,280)	–	(25,280)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,897)	–	(8,897)	–	(8,897)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,692)	–	(2,692)	–	(2,692)
Foreign currency translation adjustment	–	–	–	–	–	–	232	232	–	232
Net income	–	–	–	–	–	90,455	–	90,455	335	90,790
Balance, March 31, 2023	63,225	18,463	$577	$512,998	$(156,210)	$1,457,203	$(3,898)	$1,810,670	$18,866	$1,829,536
Stock options exercised and stock awards	237	–	1	3,479	–	–	–	3,480	–	3,480
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,952	–	–	–	5,952	–	5,952
Vesting of restricted share awards	–	–	–	(54)	–	–	–	(54)	–	(54)
Common stock repurchases	(890)	(195)	–	–	(40,305)	–	–	(40,305)	–	(40,305)
Cash dividends declared on Class A common stock	–	–	–	–	–	(8,812)	–	(8,812)	–	(8,812)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,725)	–	(2,725)	–	(2,725)
Foreign currency translation adjustment	–	–	–	–	–	–	1,689	1,689	–	1,689
Net income	–	–	–	–	–	98,275	–	98,275	249	98,524
Balance, June 30, 2023	62,572	18,268	$578	$522,375	$(196,515)	$1,543,941	$(2,209)	$1,868,170	$19,115	$1,887,285
Stock options exercised and stock awards	124	–	1	1,888	–	–	–	1,889	–	1,889
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	6,265	–	–	–	6,265	–	6,265
Issuance of common stock under employee stock purchase plan	107	–	1	3,123	–	–	–	3,124	–	3,124
Common stock repurchases	(750)	(279)	–	–	(44,174)	–	–	(44,174)	–	(44,174)
Retirement of treasury shares and par value adjustment	–	–	224	(3)	224,520	(224,744)		(3)		(3)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,574)	–	(10,574)	–	(10,574)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,255)	–	(3,255)	–	(3,255)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,108)	(2,108)	–	(2,108)
Net income	–	–	–	–	–	80,278	–	80,278	356	80,634
Balance, September 30, 2023	62,053	17,989	$804	$533,648	$(16,169)	$1,385,646	$(4,317)	$1,899,612	$19,471	$1,919,083

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$229,692	$269,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,461	165,145
Gain on sale of property and equipment	(690)	(596)
Stock-based compensation expense related to stock options and employee stock purchases	24,897	25,297
Provision for deferred income tax expense	11,129	3,508
Change in accounts receivable, net	(30,478)	(42,822)
Change in inventories, net	(108,066)	(193,668)
Change in prepaid expenses and other, net	(5,266)	(2,078)
Change in trade accounts payable	11,590	4,576
Change in customer deposits	(58,231)	(13,334)
Change in accrued expenses	(22,257)	(4,086)
Other, net	(513)	(831)
Net cash provided by operating activities	227,268	211,059
Cash flows from investing activities:
Acquisition of property and equipment	(304,231)	(289,079)
Proceeds from the sale of property and equipment	9,098	1,890
Business acquisition, net of cash acquired	(16,363)	−
Other	5,668	(3,765)
Net cash used in investing activities	(305,828)	(290,954)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	146,042	188,420
Proceeds from long-term debt	1,621,288	995,081
Principal payments on long-term debt	(1,634,543)	(962,792)
Principal payments on finance lease obligations	(12,556)	(13,447)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	20,232	14,734
Taxes paid related to net share settlement of equity awards	(9,496)	(7,017)
Payments of cash dividends	(41,230)	(37,097)
Common stock repurchased	(9,809)	(107,037)
Net cash provided by financing activities	79,928	70,845
Net increase(decrease) in cash, cash equivalents and restricted cash	1,368	(9,050)
Effect of exchange rate on cash	(20)	(6)
Cash, cash equivalents and restricted cash, beginning of period	183,725	201,044
Cash, cash equivalents and restricted cash, end of period	$185,073	$191,988
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$60,105	$40,233
Income taxes, net of refunds	$64,065	$80,759
Noncash investing and financing activities:
Assets acquired under finance leases	$21,714	$40,144

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

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $4.1 million as of September 30, 2024.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency, the Canadian dollar. Results of operations for RTC Canada are translated to USD using the average monthly exchange rate during each quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss).

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of September 30, 2024, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$79,132	$80,278	$229,401	$269,008
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	79,216	81,229	78,878	81,629
Effect of dilutive securities–
Employee and director stock options and restricted share awards	2,668	2,758	2,729	2,622
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	81,884	83,987	81,607	84,251
Basic earnings per common share	$1.00	$0.99	$2.91	$3.30
Diluted earnings per common share and common share equivalents	$0.97	$0.96	$2.81	$3.19

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2024 and 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average anti-dilutive options	573	1,079	583	1,353

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $5.3 million for the three months ended September 30, 2024, and $6.3 million for the three months ended September 30, 2023. Stock-based compensation expense was $24.9 million for the nine months ended September 30, 2024, and $25.3 million for the nine months ended September 30, 2023.

As of September 30, 2024, the Company had $14.2 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $16.6 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due to their short-term nature or the existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2024, and December 31, 2023. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2024 and 2023 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2024

Revenues from external customers	$1,891,777	$4,356	$1,896,133
Segment operating income	120,553	201	120,754
Segment income before taxes	103,038	201	103,239
Segment assets	4,591,223	57,248	4,648,471

For the nine months ended September 30, 2024

Revenues from external customers	$5,782,578	$12,582	$5,795,160
Segment operating income	355,890	(45)	355,845
Segment income before taxes	301,158	(44)	301,114

As of and for the three months ended September 30, 2023

Revenues from external customers	$1,976,395	$4,345	$1,980,740
Segment operating income	121,675	(54)	121,621
Segment income before taxes	107,614	(54)	107,560
Segment assets	4,163,261	54,792	4,218,053

For the nine months ended September 30, 2023

Revenues from external customers	$5,883,127	$12,432	$5,895,559
Segment operating income	391,870	386	392,256
Segment income before taxes	356,839	386	357,225

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $6.7 million and $5.3 million as a component of accrued liabilities as of September 30, 2024 and December 31, 2023, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $389,000 and $302,000 accrued for the payment of interest as of September 30, 2024 and December 31, 2023. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2024, the tax years ended December 31, 2019 through 2022, remained subject to audit by federal tax authorities, and the tax years ended December 31, 2018 through 2022, remained subject to audit by state tax authorities.

8 – Revenue

The Company’s non-lease and rental revenues are generated from the sale of finished products to customers. Revenue from sales predominantly contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, the arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial vehicle sales revenue	$1,163,255	$1,235,767	$3,586,882	$3,648,286
Parts revenue	350,896	376,183	1,089,354	1,141,081
Commercial vehicle repair service revenue	282,149	267,440	820,318	801,898
Finance revenue	2,254	2,869	6,715	9,369
Insurance revenue	3,526	3,448	10,396	9,708
Other revenue	4,924	5,567	16,799	20,536
Total	$1,807,004	$1,891,274	$5,530,464	$5,630,878

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2024. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Lease and rental income during the three and nine months ended September 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Minimum rental payments	$77,729	$77,685	$230,958	$229,276
Nonlease payments	11,400	11,781	33,738	35,405
Total	$89,129	$89,466	$264,696	$264,681

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2023	$(2,163)
Foreign currency translation adjustment	(1,891)
Balance as of March 31, 2024	$(4,054)
Foreign currency translation adjustment	(873)
Balance as of June 30, 2024	$(4,927)
Foreign currency translation adjustment	958
Balance as of September 30, 2024	$(3,969)

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2023	Provision for the Nine Months Ended September 30, 2024	Write offs Against Allowance, net of Recoveries	Balance September 30, 2024

Commercial vehicle receivables	$102	$10	$23	$135
Manufacturers’ receivables	964	2,076	(2,252)	788
Leasing, parts and service receivables	1,660	2,304	(2,657)	1,307
Other receivables	1,079	15	(32)	1,062
Total	$3,805	$4,405	$(4,918)	$3,292

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International, Inc. International® is a registered trademark of International Motors, LLC (f/k/a Navistar, Inc.). Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate 124 franchised Rush Truck Centers in 23 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”) and on May 2, 2022, we purchased an additional 30% equity interest in RTC Canada that increased our equity interest to 80%. RTC Canada currently owns and operates 15 International dealership locations in Ontario. Prior to acquiring the additional 30%, we accounted for the equity interest in RTC Canada using the equity method of accounting. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data since May 2, 2022.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 235,000 units in 2024, which would represent a 13.5% decrease compared to 2023. We expect our U.S. market share of new Class 8 truck sales to range between 6.1% and 6.6% in 2024. This market share percentage would result in the sale of approximately 14,500 to 15,500 new Class 8 trucks in 2024. Additionally, we expect to sell approximately 450 new Class 8 trucks in Canada in 2024.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 268,300 units in 2024, which would represent a 4.2% increase compared to 2023.  We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.0% and 5.4% in 2024. This market share percentage would result in the sale of approximately 13,500 to 14,500 new Class 4 through 7 commercial vehicles in 2024. Additionally, we expect to sell approximately 550 new Class 5 through 7 commercial vehicles in Canada in 2024.

We expect to sell approximately 2,000 to 2,200 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2024. We expect lease and rental revenue to remain flat during 2024, compared to 2023.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, revenues were down slightly year-over-year, but were improved compared to our second quarter results. Although the ongoing freight recession continues to negatively affect Aftermarket Products and Services results, we did experience growth in the third quarter with respect to our over-the-road and wholesale customers for the first time since 2023. We are hopeful that declines in Aftermarket Products and Sales revenues are behind us and that we will begin to experience more normal market conditions starting in the first quarter of 2025. We expect that our Aftermarket Products and Services revenues will remain flat to slightly down in 2024, compared to 2023.

Critical Accounting Estimates

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2024 and 2023.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
New and used commercial vehicle sales	61.3%	62.4%	61.9%	61.9%
Aftermarket products and services sales	33.4	32.5	33.0	33.0
Lease and rental sales	4.7	4.5	4.5	4.5
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.0	80.1	80.0	79.5
Gross profit	20.0	19.9	20.0	20.5
Selling, general and administrative	12.6	13.0	13.0	13.1
Depreciation and amortization	1.0	0.8	0.9	0.7
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	6.4	6.1	6.1	6.7
Other income	0.0	0.0	0.0	0.0
Interest expense, net	0.9	0.7	0.9	0.6
Income before income taxes	5.5	5.4	5.2	6.1
Provision for income taxes	1.3	1.4	1.2	1.5
Net income	4.2	4.0	4.0	4.6
Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	4.2%	4.0%	4.0%	4.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Profit:
New and used commercial vehicle sales	29.0%	31.1%	29.9%	29.8%
Aftermarket products and services sales	61.5	59.0	60.7	60.2
Lease and rental	6.7	6.9	6.4	6.7
Finance and insurance	1.5	1.6	1.5	1.6
Other	1.3	1.4	1.5	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,604	4,326	-16.7%	11,226	12,991	-13.6%
New medium-duty vehicles	3,379	3,244	4.2%	10,401	9,757	6.6%
New light-duty vehicles	574	425	35.1%	1,567	1,381	13.5%
Total new vehicle unit sales	7,557	7,995	-5.5%	23,194	24,129	-3.9%
Used vehicles	1,829	1,797	1.8%	5,370	5,350	0.4%
Vehicle revenues:
New heavy-duty vehicles	$677.9	$756.1	-10.3%	$2,133.4	$2,266.6	-5.9%
New medium-duty vehicles	361.8	332.9	8.7%	1,084.3	952.3	13.9%
New light-duty vehicles	33.5	25.7	30.5%	93.8	80.6	16.4%
Total new vehicle revenue	$1,073.2	$1,114.7	-3.7%	$3,311.5	$3,299.5	0.4%
Used vehicle revenue	$81.3	$109.1	-25.5%	$249.7	$319.5	-21.9%
Other vehicle revenues:(1)	$9.2	$12.0	-23.3%	$17.0	$29.3	-42.0%
Absorption ratio:	132.6%	132.8%	-0.2%	132.0%	136.7%	-3.4%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 132.6% absorption ratio for the third quarter of 2024, compared to a 132.8% absorption ratio for the third quarter of 2023.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

Total revenues decreased $84.6 million, or 4.3%, in the third quarter of 2024, compared to the third quarter of 2023. This decrease was primarily the result of the ongoing freight recession resulting in continued weak demand for Class 8 trucks.

Our Aftermarket Products and Services revenues totaled $633.0 million in the third quarter of 2024, down 1.6% from the third quarter of 2023. The decrease in Aftermarket Parts and Services revenues was primarily a result of weaker demand caused by the ongoing freight recession.

Revenues from sales of new and used commercial vehicles decreased $72.5 million, or 5.9%, in the third quarter of 2024, compared to the third quarter of 2023. The decrease in new and used commercial vehicle revenues was primarily a result of weak demand for Class 8 trucks, which was partially offset by strong demand for Class 4 through 7 medium-duty commercial vehicles.

We sold 3,604 new Class 8 trucks in the third quarter of 2024, a 16.7% decrease compared to 4,326 new Class 8 trucks sold in the third quarter of 2023. The decrease in new Class 8 truck sales was primarily due to the ongoing freight recession that is negatively impacting over-the-road-carriers. New U.S. and Canadian Class 8 retail truck sales totaled 73,037 units in the third quarter of 2024, a decrease of 3.5% compared to the third quarter of 2023, according to ACT Research.

We sold 3,379 new Class 4 through 7 medium-duty commercial vehicles, including 258 buses, in the third quarter of 2024, a 4.2% increase compared to 3,224 new medium-duty commercial vehicles, including 422 buses, in the third quarter of 2023. The increase in new Class 4 through 7 commercial vehicle sales was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent. New U.S. and Canadian Class 4 through 7 retail commercial vehicle sales totaled 68,923 units in the third quarter of 2024, down 1.1% compared to the third quarter of 2023, according to ACT Research.

We sold 574 light-duty vehicles in the third quarter of 2024, a 35.1% increase compared to 425 light-duty vehicles sold in the third quarter of 2023.

We sold 1,829 used commercial vehicles in the third quarter of 2024, a 1.8% increase compared to 1,797 used commercial vehicles in the third quarter of 2023. We experienced a slight increase in used commercial vehicle sales year-over-year primarily due to our ability to successfully execute on our commercial vehicle sales strategies.

Commercial vehicle lease and rental revenues decreased $0.3 million, or 0.4%, in the third quarter of 2024, compared to the third quarter of 2023. This decrease in commercial vehicle lease and rental revenues was primarily a result of a slight decrease in rental vehicle utilization.

Finance and insurance revenues decreased $0.5 million, or 8.5%, in the third quarter of 2024, compared to the third quarter of 2023.  This decrease is primarily due to the decline in sales of Class 8 trucks and tighter lending requirements from finance companies.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $15.4 million, or 3.6%, in the third quarter of 2024, compared to the third quarter of 2023. Gross profit as a percentage of sales increased to 20.0% in the third quarter of 2024, from 19.9% in the third quarter of 2023. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 61.3% in the third quarter of 2024, from 62.4% in the third quarter of 2023. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 33.4% in the third quarter of 2024, from 32.5% in the third quarter of 2023.

Gross margins from our Aftermarket Products and Services operations increased to 36.8% in the third quarter of 2024, from 36.2% in the third quarter of 2023.  Gross profit for the Aftermarket Products and Services departments increased to $233.1 million in the third quarter of 2024, from $232.7 million in the third quarter of 2023. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%.  Gross profits from parts sales represented 57.5% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2024 and 58.4% in the third quarter of 2023. Service and collision center operations represented 42.5% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2024 and 41.6% in the third quarter of 2023.  We expect blended gross margins on Aftermarket Products and Services operations to range from 36.5% to 37.5% in 2024.

Gross margins on new Class 8 truck sales decreased to 9.2% in the third quarter of 2024, from 9.9% in the third quarter of 2023. This decrease was primarily due to weak demand caused by the ongoing freight recession. For 2024, we expect overall gross margins from new Class 8 truck sales of approximately 9.0% to 10.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 10.3% in the third quarter of 2024, from 9.2% in the third quarter of 2023.  For 2024, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 9.0% to 10.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 18.0% in the third quarter of 2024, from 11.3% in the third quarter of 2023. This increase was primarily due to the successful execution of our used commercial vehicle sales strategy. We expect margins on used commercial vehicles to range between 18.0% and 20.0% in 2024.

Gross margins from truck lease and rental sales decreased to 28.6% in the third quarter of 2024, from 30.6% in the third quarter of 2023. This decrease was primarily related to lower rental utilization. We expect gross margins from lease and rental sales of approximately 28.0% to 30.0% during 2024.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $17.4 million, or 6.8%, in the third quarter of 2024, compared to the third quarter of 2023.  This decrease primarily resulted from reductions to our operating expenses.  SG&A expenses as a percentage of total revenues decreased to 12.6% in the third quarter of 2024, from 13.0% in the third quarter of 2023.  Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years.  In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range.   For 2024, we expect SG&A expenses as a percentage of total revenues to range from 12.5% to 13.5%.  For 2024, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense increased $3.5 million, or 24.4%, in the third quarter of 2024, compared to the third quarter of 2023.  This increase in interest expense is a result of an increase in our vehicle inventory levels and elevated interest rates on our variable rate debt, compared to the third quarter of 2023.  For 2024, we expect net interest expense to increase 34.5% to 37.5% compared to 2023, primarily due to increased borrowings under our credit facilities and the interest related thereto.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $4.3 million, or 4.0%, in the third quarter of 2024, compared to the third quarter of 2023.

Income Taxes

Income taxes decreased $3.1 million, or 11.5%, in the third quarter of 2024, compared to the third quarter of 2023.  We provided for taxes at a 23.0% effective rate in the third quarter of 2024 and 25.0% in the third quarter of 2023.  We expect our effective tax rate to be approximately 23.5% to 24.5% of pretax income in 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023.

Revenues

Total revenues decreased $100.4 million, or 1.7%, in the first nine months of 2024, compared to the first nine months of 2023.

Aftermarket Products and Services revenues decreased $33.3 million, or 1.7%, in the first nine months of 2024, compared to the first nine months of 2023.

Revenues from the sales of new and used commercial vehicles decreased $61.4 million, or 1.7%, in the first nine months of 2024, compared to the first nine months of 2023.

We sold 10,895 new Class 8 heavy-duty trucks during the first nine months of 2024, a 13.1% decrease compared to 12,536 new Class 8 heavy-duty trucks in the first nine months of 2023. According to A.C.T. Research, new U.S. Class 8 truck sales decreased 11.6% in the first nine months of 2024, compared to the first nine months of 2023. We sold 331 new Class 8 heavy-duty trucks in the first nine months of 2024 in Canada, a 27.3% decrease compared to 455 new Class 8 heavy-duty trucks in the first nine months of 2023.

We sold 10,076 new Class 4 through 7 medium-duty commercial vehicles, including 922 buses, during the first nine months of 2024, a 6.3% increase compared to 9,483 new Class 4 through 7 medium-duty commercial vehicles, including 1,232 buses, in the first nine months of 2023. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S increased 0.2% in the first nine months of 2024, compared to the first nine months of 2023. We sold 325 new Class 5 through 7 medium-duty commercial vehicles in the first nine months of 2024 in Canada, an 18.6% increase compared to 274 new Class 5 through 7 medium-duty commercial vehicles in the first nine months of 2023.

We sold 1,567 new light-duty commercial vehicles during the first nine months of 2024, a 4.3% increase compared to 1,381 light-duty commercial vehicles in the first nine months of 2023.

We sold 5,370 used commercial vehicles during the first nine months of 2024, a 0.4% increase compared to 5,350 used commercial vehicles in the first nine months of 2023.

Truck lease and rental revenues remained flat in the first nine months of 2024, compared to the first nine months of 2023.

Finance and insurance revenues decreased $2.0 million, or 10.3%, in the first nine months of 2024, compared to the first nine months of 2023.

Gross Profit

Gross profit decreased $45.7 million, or 3.8%, in the first nine months of 2024, compared to the first nine months of 2023. Gross profit as a percentage of sales decreased to 20.0% in the first nine months of 2024, from 20.5% in the first nine months of 2023.

Gross margins from our Aftermarket Products and Services operations decreased to 36.9% in the first nine months of 2024, from 37.4% in the first nine months of 2023. Gross profit for the Aftermarket Products and Services departments was $705.3 million in the first nine months of 2024, compared to $726.5 million in the first nine months of 2023. Gross profits from parts sales represented 57.9% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2024 and 60.1% in the first nine months of 2023. Service and collision center operations represented 42.1% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2024 and 39.9% in the first nine months of 2023.

Gross margins on new Class 8 truck sales decreased to 9.1% in the first nine months of 2024, from 10.0% in the first nine months of 2023.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 9.3% in the first nine months of 2024, from 8.9% in the first nine months of 2023.

Gross margins on used commercial vehicle sales increased to 19.7% in the first nine months of 2024, from 10.8% in the first nine months of 2023.

Gross margins from truck lease and rental sales decreased to 28.2% in the first nine months of 2024, from 30.4% in the first nine months of 2023.

Selling, General and Administrative Expenses

SG&A expenses decreased $15.9 million, or 2.1%, in the first nine months of 2024, compared to the first nine months of 2023. SG&A expenses equaled 13.0% of total revenue in the first nine months of 2024, compared to 13.1% in the first nine months of 2023.

Interest Expense, Net

Net interest expense increased $17.7 million, or 47.3%, in the first nine months of 2024, compared to the first nine months of 2023.

Income before Income Taxes

Income before income taxes decreased $56.1 million, or 15.7%, in the first nine months of 2024, compared to the first nine months of 2023.

Provision for Income Taxes

Income taxes decreased $15.9 million in the first nine months of 2024, compared to the first nine months of 2023. We provided for taxes at a 23% rate in the first nine months of 2024 and a 24.4% rate in the first nine months of 2023.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2024, we had working capital of approximately $714.2 million, including $185.1 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements. The resulting interest earned on the floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”) is recognized as an offset to our interest expense.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on September 30, 2024, however, $18.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.1 million available for future borrowings as of September 30, 2024.

Our long-term debt, floor plan financing agreements and the credit agreement with Wells Fargo Bank, National Association (the “WF Credit Agreement”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of September 30, 2024, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $325.0 million to $350.0 million for our leasing operations during 2024, depending on customer demand.  We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $40.0 million to $45.0 million during 2024.

During the third quarter of 2024, we paid a cash dividend of $14.2 million. Additionally, on October 28, 2024, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B common stock, to be paid on December 12, 2024, to all shareholders of record as of November 12, 2024. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2023. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of September 30, 2024, we had repurchased $77.4 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2024, and may be suspended or discontinued at any time.

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

We have no other material commitments for capital expenditures as of September 30, 2024. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$227,268	$211,059
Investing activities	(305,828)	(290,954)
Financing activities	79,928	70,845
Net (decrease) increase in cash	$1,368	$(9,050)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2024, operating activities resulted in net cash provided by operations of $227.3 million. Net cash provided by operating activities primarily consisted of $229.7 million in net income, as well as non-cash adjustments related to depreciation and amortization of $175.5 million, gain on sale of property and equipment of $0.7 million, stock-based compensation of $24.9 million and the benefit for deferred income tax expense of $11.1 million. Cash used by operating activities included an aggregate of $212.7 million net changes in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $11.6 million from the increase in accounts payable, which was offset primarily by cash outflows of $108.1 million from the increase in inventories, $30.5 million from the increase in accounts receivable, $58.2 million from the decrease in customer deposits and $22.3 million from the decrease in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first nine months of 2023, operating activities resulted in net cash provided by operations of $211.1 million. Net cash provided by operating activities primarily consisted of $269.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $165.1 million, gain on sale of property and equipment of $0.6 million, stock-based compensation of $25.3 million and the benefit for deferred income tax expense of $3.5 million. Cash used by operating activities included an aggregate of $252.2 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $4.5 million from the increase in accounts payable, which was offset by cash outflows of $193.7 million from the increase in inventories, $42.8 million from the increase in accounts receivable, $13.3 million from the decrease in customer deposits and $4.1 million from the decrease in accrued expenses.

Cash Flows from Investing Activities

During the first nine months of 2024, cash used in investing activities was $305.8 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $304.2 million during the first nine months of 2024 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $223.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first nine months of 2023, cash used in investing activities was $291.0 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $289.1 million during the first nine months of 2023 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $210.5 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2024, financing activities resulted in net cash provided by financing activities of $79.9 million, primarily related to $146.0 million from net draws on floor plan notes payable, non-trade, $1,621.3 million from borrowings of long-term debt and $20.2 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $1,634.5 million used for principal repayments of long-term debt and capital lease obligations, $9.8 million used for repurchases of common stock, $9.5 million for taxes paid related to net share settlement of equity awards and $41.2 million used for payment of cash dividends.

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

On September 14, 2021, we entered into the WF Credit Agreement with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Simple, secured overnight financing rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On September 30, 2024, we had approximately $175.0 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company, (“PLC”), a division of PACCAR Financial Corp., (as amended the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $375.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $190.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.95%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. On September 30, 2024, we had approximately $190.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement. On September 14, 2021, we entered into Floor Plan Credit Agreement with BMO Harris and the lenders signatory thereto. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Prior to June 1, 2023, borrowings under the Floor Plan Credit Agreement bore interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Interbank Offered Rate (“LIBOR”), determined on the last day of the prior month, plus (B) 1.10% and were payable monthly. On May 31, 2023, we entered into the First Amendment to the Floor Plan Credit Agreement that changed the benchmark interest rate to SOFR. Effective June 1, 2023, borrowings under the Floor Plan Credit Agreement now bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) SOFR, plus (B) 1.20%. Borrowings under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2024, we had approximately $1.0 billion outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $975.8 million during the nine months ended September 30, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Prior to June 1, 2024, advances under the RTC Canada Revolving Credit Agreement bore interest per annum, payable on the first business day of each calendar month, at the Canadian Offered Dollar Rate (“CDOR”), plus 1.35%. On June 1, 2024, RTC Canada entered into the First Amendment to the RTC Revolving Credit Agreement that changed the benchmark interest rate to the Canadian Overnight Repo Rate (“CORRA”). Effective June 1, 2024, borrowing under the RTC Revolving Credit Agreement now bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On September 30, 2024, we had approximately $38.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Prior to June 1, 2024, borrowings with respect to advances required to be made in CAD dollars bore interest per annum, payable monthly, at CDOR, plus 0.90%. On June 1, 2024, we entered into the Second Amendment to the RTC Canada Floor Plan Agreement that changed the benchmark interest rate with respect to advances required to be made in CAD dollars to CORRA. Effective June 1, 2024, advances required to be made in CAD dollars under the RTC Canada Floor Plan Agreement now bear interest per annum, payable monthly, at CORRA, plus 1.27%. In addition, prior to June 1, 2023, advances required to be made in USD dollars bore interest, payable monthly, at LIBOR, plus 1.10%. On June 1, 2023, RTC Canada entered into the First Amendment to the RTC Canada Floor Plan Agreement that changed the benchmark interest rate in the case of an advances required to be made in USD dollars to SOFR. Effective June 1, 2023, advances required to be made in USD dollars under the RTC Canada Floor Plan Agreement bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Agreement expires September 14, 2026. On September 30, 2024, we had approximately $109.0 million CAD outstanding under the RTC Canada Floor Plan Agreement. The average daily outstanding borrowings under the RTC Canada Floor Plan Credit Agreement were $76.5 million during the nine months ended September 30, 2024.

Backlog

On September 30, 2024, our backlog of commercial vehicle orders was approximately $1,332.9 million, compared to a backlog of commercial vehicle orders of approximately $3,297.4 million on September 30, 2023. The decrease in our backlog primarily reflects the decreased demand for new Class 8 trucks resulting from production catching up to pent-up demand and the ongoing freight recession. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium and light-duty commercial vehicles out of inventory. Orders from our major fleet customers are included in our backlog as of September 30, 2024, and we expect to fill most of our backlog orders during the remainder of 2024.

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

Cyclicality

Our business is dependent on several factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in the last ten years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 187,600 in 2013, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for current model years through 2027. In March 2024, the EPA issued additional rules associated with reducing GHG emissions from medium and heavy-duty trucks and buses for model years 2027 through 2032. In addition, in August 2021, the President of the United States issued an executive order intended to increase fuel efficiency, further reduce GHG emissions and speed up the development of “zero-emission” vehicles. The executive order calls for the EPA and the Secretary of Transportation to adopt new rules and regulations for commercial vehicles starting as early as model year 2027. Similarly, in June 2020, the California Air Resources Board (“CARB”) adopted a final rule that is intended to phase out the sale of internal combustion engine commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, International, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its nitrogen oxide emissions rules with the EPA’s, which go into effect starting in model year 2027, and modify certain of its 2024 nitrogen oxide emissions regulations currently in effect, with respect to which manufacturers may provide certain offsets to meet CARB’s emission target in exchange for the ability to sell legacy engines. Since July 2020, a group of seventeen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations, or CARB’s enforcement of its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CORRA, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CORRA and the PLC Agreement is based on the prime rate. As of September 30, 2024, we had floor plan borrowings and borrowings from BMO Harris, WF, PLC and BMO in the amount of $1,676.1 million. Assuming an increase or decrease in SOFR, CORRA or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $16.8 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of September 30, 2024, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2024.

A summary of the Company’s stock repurchase activity for the third quarter of 2024 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2024	3,796	$39.28	(4)	3,796	$72,690,317
August 1 – August 31, 2024	419	45.00	(5)	419	72,671,450
September 1 – September 30, 2024	1,371	44.64	(6)	1,371	72,610,206
Total	5,586			5,586

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On December 5, 2023, we announced the approval of a new stock repurchase program, effective December 6, 2023, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 2,729 shares of Class B Common Stock at an average price paid per share of $38.61 and 1,067 shares of Class B Common Stock at an average price paid per share of $41.00.
(5)	Represents 419 shares of Class B Common Stock at an average price paid per share of $45.00.
(6)	Represents 1,371 shares of Class B Common Stock at an average price paid per share of $44.64.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1+

Senior Advisor Agreement, effective as of November 1, 2024, by and among Rush Administrative Services, Inc., Rush Enterprises, Inc. and Michael J. McRoberts (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on From 8-K (File No. 000-20797) filed October 30, 2024)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 7, 2024	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 7, 2024	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)