Form 10-K
period 2024-12-31
RUSH ENTERPRISES INC \TX\
filed 2025-02-24
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, was approximately $2,888,794,148 based upon the last sales price on June 28, 2024, on The NASDAQ Global Select Market SM of $41.87 for the registrant’s Class A common stock and $39.24 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 62,683,594 shares Class A common stock and 16,562,977 shares of Class B common stock outstanding on February 17, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2024

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

NOTE REGARDING TRADEMARKS COMMONLY USED IN THE COMPANY’S FILINGS

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. International® is a registered trademark of International Motors, LLC (f/k/a Navistar, Inc.). Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. Blue Arc® is a registered trademark of The Shyft Group Inc. Battel Motors® is a registered trademark of Battel Motors, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment, and conducts business through its subsidiaries. Our principal offices are located at 555 IH 35 South New Braunfels, Texas 78130.

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird, Dennis Eagle, Blue Arc and Battle Motors. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 143 franchised Rush Truck Centers locations in 23 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”) and on May 2, 2022, we purchased an additional 30% equity interest in RTC Canada that increased our equity interest to 80%. RTC Canada currently owns and operates 12 International dealership locations in Ontario. Prior to acquiring the additional 30%, we accounted for the equity interest in RTC Canada using the equity method of accounting. Now, the operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data as of May 2, 2022.

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

Through certain of our Rush Truck Centers and several stand-alone locations, we operate 54 franchised Rush Truck Leasing locations in 21 states and 5 locations in Ontario. We provide a broad line of product selections for lease or rent, including Class 4 through Class 8 commercial vehicles, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered to customers on a daily, monthly or long-term basis. Substantially all of our long-term leases also contain a service provision, whereby we agree to service the vehicle through the life of the lease. In addition to the product selections for lease or rent, Rush Truck Leasing also provides full-service maintenance on customers’ vehicles at several of our customers’ facilities.

The following chart reflects the locations of our operations by state or province as of February 15, 2025:

Market	Number of Owned Locations (1)	Number of Leased Locations (1)	Number of Other Locations (2)	Number of Franchises (3)
Texas	30	18	7	179
Ontario, CAN	2	13	1	44
Georgia	10	-	-	35
Illinois	12	2	1	25
Ohio	7	1	-	25
Florida	5	7	1	23
California	7	12	1	22
Missouri	7	3	-	21
Arkansas	4	2	-	17
Kansas	5	-	-	17
Idaho	4	-	-	10
Utah	4	-	-	10
Arizona	3	4	1	9
Oklahoma	3	4	1	9
North Carolina	3	1	1	9
Colorado	3	3	-	7
Virginia	1	3	-	7
Tennessee	4	-	2	6
Indiana	1	1	-	4
New Mexico	2	1	-	4
Nevada	1	1	-	3
Alabama	2	0	-	2
Nebraska	1	1	-	2
Kentucky	-	1	-	1
Totals	121	78	16	488
(1)	Includes Rush Truck Centers and Rush Truck Leasing
(2)	Includes House of Trucks, Perfection Equipment, Chrome Country, Custom Vehicle Solutions, World Wide Tires and Rush Truck Insurance Services
(3)	Includes Peterbilt, International, Ford, Hino, Isuzu, IC Bus, Blue Bird, Micro Bird, Collins Bus, Dennis Eagle, Blue Arc and Battle Motors

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

Custom Vehicle Solutions operates at its location in Denton, Texas. Custom Vehicle Solutions provides new vehicle pre-delivery inspections, truck modifications, natural gas fuel system installations, body and chassis upfitting and component installations.

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

●

One-Stop Centers. We have developed certain of our commercial vehicle dealerships as “one-stop centers” that offer an integrated approach to meeting customer needs. We provide service, including collision repairs, parts, new and used commercial vehicles sales, leasing and rental, plus financial services including finance and insurance. We believe that this full-service strategy helps to mitigate cyclical economic fluctuations because our parts, service and collision center operations (referred to herein collectively as “Aftermarket Products and Services”) at our dealerships generally tend to be less cyclical than our new and used commercial vehicle sales.

●

Aftermarket Products and Services. Our aftermarket capabilities include a wide range of services and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, mobile technicians who work in our customers’ facilities, technology solutions, including vehicle telematics support, a proprietary line of parts and accessories, and factory-certified service for assembly services for specialized bodies and equipment. We believe that offering a variety of Aftermarket Products and Services at our dealerships and other locations allows us to meet the expanding needs of our customers. We continually strive to leverage our dealership network to offer more products and services to our customers.

●

Branding Program. We employ a branding program at our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $2,516.0 million, or 32.2%, of our total revenues for 2024, and 60.4% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $186.6 million, or 2.4%, of our total revenues for 2024. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

We also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 2,942 vehicles under contract maintenance as of December 31, 2024. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales. New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $4,553.0 million, or 58.3%, of our total revenues in 2024. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,906.8 million, or 37.2%, of our total revenues for 2024, and 63.8% of our new commercial vehicle revenues for 2024.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt, International, Hino, Dennis Eagle or Battle Motors may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International, Blue Arc, Dennis Eagle or Battle Motors, buses manufactured by Blue Bird, IC Bus or Micro Bird and light-duty commercial vehicles manufactured by Ford. New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $1,312.3 million, or 16.8%, of our total revenues for 2024, and 28.8% of our new commercial vehicle revenues for 2024. New bus sales accounted for approximately $172.9 million, or 2.2%, of our total revenues for 2024, and 3.8% of our new commercial vehicle revenues for 2024. New light-duty commercial vehicle sales accounted for approximately $126.0 million, or 1.6%, of our total revenues for 2024, and 2.8% of our new commercial vehicle revenues for 2024.

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

Used Commercial Vehicle Sales. Used commercial vehicle sales accounted for approximately $335.8 million, or 4.3%, of our total revenues for 2024. We sell used commercial vehicles at most of our Rush Truck Centers and at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. Most of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental. Vehicle leasing and rental revenues accounted for approximately $354.9 million, or 4.5%, of our total revenues for 2024. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing and rental through our PacLease and Idealease franchises. As of December 31, 2024, we had 10,148 commercial vehicles in our lease and rental fleet. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental fleet inventory.

New and Used Commercial Vehicle Financing and Insurance. The sale of financial and insurance products accounted for approximately $22.0 million, or 0.3%, of our total revenues for 2024. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

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

We sell, as an agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by several leading insurance companies.

Human Capital Management

On December 31, 2024, we employed 7,388 people in the U.S. and 550 people in Canada. Of these employees, less than 1.4% of our workforce was classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits, a consistent work schedule and opportunities to improve their skills and advance within the Company.

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

We offer a defined contribution retirement savings plan (the “Rush 401k Plan”) to eligible employees. Under the Rush 401k Plan, participants may contribute a percentage of their eligible compensation on a pre-tax or post-tax (Roth) basis.  We provide a matching contribution that is based on the participant’s contribution and years of service.  Contributions to the plan are invested in various investment options selected by the participants, including mutual funds, target-date funds, and other investment vehicles.

We are committed to fair pay and have established a minimum hourly wage of $15.00 per hour. Our employees receive a base level of monthly or hourly compensation that we believe is commensurate with their expertise, skills, knowledge, experience and location. We are an equal opportunity employer and employment and advancement within the Company is based solely upon individual merit and qualifications directly related to the job. To guard against unintentional discriminatory effects and to promote transparency and equality of opportunity, we regularly conduct analyses of pay to identify any adverse impacts to any legally protected group.

We provide our full-time employees with comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Some examples of the wide-ranging benefits we offer include medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, smoking cessation assistance, life insurance, disability insurance, health savings accounts and flexible spending accounts.

We also provide our employees with an opportunity to participate in the ownership of the Company by offering an employee stock purchase plan that allows employees to contribute a portion of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. Employees participating in the stock purchase plan receive a 15% discount on the purchase price of the stock, with such discount based on lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period. In addition, we provide our employees with an opportunity to save for retirement by participating in the Rush 401k plan, which has a Company-matching component that is based on years of service.

Talent Development. Our talent development programs supply our employees and leaders with tools and experiences to foster learning, employee engagement, leadership development, talent management, and employee development. Career development is fostered through education, training, learning opportunities, succession planning and performance management. Programs are designed to facilitate the development and advancement of talent from within our organization to enable us to continuously fill our ranks with qualified employees for critical positions in the organization.

Our Rush Foundational Leader Program is focused on developing key management and leadership skills. The Rush Foundational Leader Program consists of a series of courses ranging from basic management skills, including promoting a culture of inclusion, to more advanced leadership concepts and skills that are designed for managers throughout our organization. As a continuation of our leadership development initiatives, we have implemented our High Impact Leadership series, which focuses on building more advanced leadership skills such as motivating employees through meaningful feedback and inclusive leadership and communication.

To support career growth and organizational succession planning, we utilize Fuel50, a performance management and career pathing tool designed to help leaders facilitate performance and development conversations while giving employees a tool to discover and communicate their career aspirations. In addition, we have established a program called Growing Resilient Outstanding Women (“GROW”), which is open to all employees and focuses on enabling women to continue their professional development through educational opportunities, mentoring and networking. We also have a New Graduate Program that identifies and recruits new talent from universities across the country and provides on-the-job training for them to fill various roles within our dealership network.

To enhance and develop the technical skills of entry-level service and body shop technicians, we established a formal mentorship program led by experienced service and body shop technicians who serve as mentors to newly hired, entry level service and body shop technicians. We believe that this program increases the technicians’ likelihood of career success. This formal mentorship program also helps us identify top performers and we believe it improves employee performance and retention for participants in the program.

Employee Experience. We conduct an annual comprehensive employee engagement survey designed to measure organizational culture and engagement. The purpose of the survey is to monitor overall employee engagement with the goal of identifying actions that can be taken to continuously improve our employee engagement, which we believe leads to increased employee retention. Data collected in each annual employee engagement survey is maintained and used to track our progress against our internal goals. Additionally, we use onboarding and exit survey feedback to monitor and improve engagement and retention. We have formal listening groups that provide additional engagement channels for feedback from our dealerships to senior management throughout the year. One of these groups is the Field Leadership Advisory Group (“FLAG”). FLAG consists of field employees nominated and selected for their valuable experience. They provide regular feedback to executives to ensure that issues they are facing are handled in an efficient and consistent manner and with the customer in mind.

Another aspect of the employee experience is our reward and recognition program, called STAR. Managers and employees may nominate a colleague for superior work, outstanding effort, and demonstration of our company’s core values.

Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2024, our overall turnover rate for U.S. and Canada was 30.5%, as compared to 25.1% in 2023, due in large part to expense reduction efforts completed in the first half of 2024. The turnover rate of our technicians is monitored closely by management, as the retention of skilled technicians is critical to the success of the Company. Demand for technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2024, our turnover rate for U.S. and Canada technicians was 38.1%, compared to 33.6% in 2023.

Recognizing the industry-wide challenge of technician turnover, we are implementing a comprehensive strategy to retain and engage this critical segment of our workforce. Our strategy includes identifying key predictors of turnover, conducting technician “stay” interviews to proactively address concerns and improve job satisfaction, employing pay calculator tools to ensure our employees have a clear understanding of their total compensation package and opportunities and that managers are actively advancing technician careers.

Ethics and Compliance. We are committed to maintaining the highest standards of corporate conduct and fostering a culture of integrity and accountability throughout our organization. Our ethics and compliance program is structured to ensure adherence to applicable laws, regulations and industry standards, as well as to uphold our core values and the principles outlined in the Rush Driving Principles.

A cornerstone of our program is the ongoing training and education of our employees on key ethics and compliance topics, equipping them to make informed decisions and uphold the standards expected of our organization. We further reinforce this commitment through regular communications that emphasize the importance of ethics and integrity in all aspects of our operations.

To ensure that concerns can be raised and questions addressed without fear of retaliation, we provide an anonymous ethics helpline. This helpline enables employees and stakeholders to confidentially report potential ethics violations or misconduct and seek guidance on ethics and compliance-related matters.

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2024, we had a TRIR of 4.10, compared to 3.68 in 2023 and a LTIR of 0.62 in 2024, compared to 0.57 in 2023.

Labor Relations. We have entered into collective bargaining agreements covering certain employees at our Rush Truck Center, Chicago location, which will expire on May 10, 2025, Joliet, Illinois, which will expire on May 3, 2026, Carol Stream, Illinois, which will expire on May 2, 2027 and at our Chicago Light and Medium Duty location, which will expire on May 6, 2028. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include national and regional truck fleets, corporations, local and state governments and owner-operators. During 2024, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Recent Acquisitions

On July 15, 2024, we acquired certain assets of Nebraska Peterbilt, which included real estate and a Peterbilt commercial vehicle franchise in Grand Island and North Platte, Nebraska, along with commercial vehicle and parts inventory. The transaction was valued at approximately $16.5 million, with the purchase price paid in cash.

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

On May 2, 2022, we acquired an additional 30% equity interest in RTC Canada for approximately $20.0 million, bringing our equity interest to 80%. Prior to acquiring our additional equity interest, we accounted for the equity interest in RTC Canada using the equity method of accounting. After we acquired the additional 30% equity interest, the operating results of RTC Canada were consolidated in the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income and the Consolidated Balance Sheets.

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

Dealership Franchise Agreements

Peterbilt. We have entered into nonexclusive dealership franchise agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee and Texas. These agreements currently have terms expiring in July 2025. Our agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W.M. “Rusty” Rush, and certain current and former executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 34.3% of our total revenues for 2024.

International. We have entered into nonexclusive dealership franchise agreements with International that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our International areas of responsibility currently encompass areas in the states of Arkansas, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, North Carolina, Ohio, Tennessee, Utah, Virginia and Ontario, Canada. These agreements currently have terms expiring between May 2025 and January 2029. Sales of new International commercial vehicles accounted for approximately 17.4% of our total revenues for 2024.

Other Commercial Vehicle Suppliers. In addition to our dealership franchise agreements with Peterbilt and International, various Rush Truck Centers have entered into dealership franchise agreements with other commercial vehicle manufacturers, including Ford, Hino, Isuzu and Battle Motors that have perpetual terms and Blue Bird, Micro Bird, Dennis Eagle and Blue Arc that have variable terms. Sales of new non Peterbilt and non-International commercial vehicles accounted for approximately 6.6% of our total revenues for 2024.

Our dealership franchise agreements impose certain operational obligations and financial requirements upon us and the relevant dealerships. In addition, each of our dealership franchise agreements requires the consent of the relevant manufacturer for the sale or transfer of a franchise.

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

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under one of our floor plan credit agreements.

On December 16, 2024, we entered into a new Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with Paccar Financial Corp. (“PFC”). The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between Rush and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2024, we had approximately $492.7 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restated Credit Agreement with BMO Bank N.A. (f/ka/ BMO Harris Bank N.A.) and the lenders signatory thereto. This agreement had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the Peterbilt Floor Plan Agreement. On December 12, 2024, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement with BMO Bank N.A. and the lenders signatory thereto. The Fifth Amended and Restated Credit Agreement and all amendments thereto are referred to herein as the “BMO Floor Plan Credit Agreement.” Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires December 31, 2029, although BMO Bank N.A. has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2024, we had approximately $389.3 million outstanding under the BMO Floor Plan Credit Agreement. The average daily outstanding borrowin.gs under the BMO Floor Plan Credit Agreement were $956.4 million during the twelve months ended December 31, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with Bank of Montreal (“BMO”), as amended. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances made in CAD bear interest per annum, payable monthly, at the Canadian Overnight Repo Rate Average (“CORRA”), plus 1.27%. Advances made in USD bear interest per annum, payable monthly, at the Secured Overnight Financing Rate (“SOFR”), plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires September 14, 2026. On December 31, 2024, we had approximately $78.2 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. The average daily outstanding borrowings under the RTC Canada Floor Plan Credit Agreement were $80.7 million during the twelve months ended December 31, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Lease and Rental Fleet Financing

On September 14, 2021, we entered into the Credit Agreement (the “WF Credit Agreement”) with the lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2024, we had approximately $153.4 million outstanding under the WF Credit Agreement.

On November 1, 2023, the Company entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PFC (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On December 31, 2024, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO (as amended). Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Advances under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at CORRA (as defined in the agreement), plus 1.72%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2024, we had approximately $50.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a limited warranty on our proprietary line of parts and related service. Our joint venture entity, Cummins Clean Fuel Technologies, provides a limited warranty with respect to the fuel systems it manufactures. We also provide an extended warranty beyond the manufacturer’s warranty on new Blue Bird school buses that we sell in Texas, as required by state law.

We sell used commercial vehicles in “as is” condition without a manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. Although we do not provide any warranty on used commercial vehicles, our customers may purchase third-party warranties from us.

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

Backlog

On December 31, 2024, our backlog of commercial vehicle orders was approximately $1,512.7 million, compared to a backlog of commercial vehicle orders of approximately $3,733.4 million on December 31, 2023. The decrease in our backlog primarily reflects the decreased demand for new Class 8 trucks resulting from production having caught up to pent-up demand and the ongoing freight recession. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2024, and we expect to fill all our backlog orders during 2025. Given the current uncertainty in connection with recently announced tariffs against Canada, Mexico and China, we believe that certain commercial vehicle orders currently reflected in our backlog could be cancelled in the event that such tariffs are enacted and significantly increase the aggregate price that our customers will have to pay for such vehicles.

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

We are also subject to federal and state laws and regulations governing the commercial vehicle engine emissions. The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration on behalf of the U.S. Department of Transportation, have issued rules associated with reducing greenhouse gas (“GHG”) and Nitrogen Oxide (“NOx”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses. One of these rules, referred to herein as the “EPA 2027 Low NOx” rule, will require commercial vehicle engines to emit significantly less NOx than such engines do today, beginning in model year 2027. The EPA 2027 Low NOx rule also would increase the useful life of each vehicle and would require that manufacturers extend the warranty term of each vehicle to ensure that commercial vehicles remain compliant with the EPA’s emission standards as such vehicles age. In March 2024, the EPA issued an additional rule associated with reducing GHG emissions from heavy-duty trucks and buses for model years 2027 through 2032 (the “GHG-3” rule). While the GHG-3 rule claims to be technology neutral, in order to comply with the rule, commercial vehicle engine manufacturers would be required to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely reduce the number of diesel internal combustion engines (“ICE”) vehicles that could be manufactured over that time period. Similarly, the California Air Resources Board (“CARB”) has adopted rules and regulations that are intended to reduce NOx emissions (the “HD Omnibus” rule), phase out the sale of ICE commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles” (the “Advanced Clean Trucks” rule) and require fleets to purchase a certain number of “zero-emission vehicles” (the “Advanced Clean Fleet” rule). The EPA granted waivers to CARB with respect to the HD Omnibus and Advanced Clean Truck rules, each of which became effective in January 2024. Recently, CARB revoked its request for a waiver from the EPA with respect to the Advanced Clean Fleet rule, and thus, it is unlikely that this rule will become effective in the near future. In addition, the EPA recently announced that it has asked Congress to review the previously granted waivers that CARB received with respect to the HD Omnibus and Advanced Clean Truck rules. The current head of the EPA believes that these waivers should have been approved by Congress prior to becoming effective. With respect to the EPA’s engine emission rules, while it is widely expected that that the current GHG-3 rule will be revoked or modified by a branch of the federal government, it is less clear whether a branch of the federal government may attempt to revoke or modify the EPA 2027 Low NOx rule. It is also worth noting that there are currently multiple lawsuits pending where plaintiffs are challenging CARB’s rules on the basis that, amongst other things, such rules are preempted by other federal laws and that the EPA exceeded its authority in granting the waivers with respect to the HD Omnibus and Advanced Clean Truck rules. There are also multiple lawsuits pending where plaintiffs are challenging the GHG-3 rule on multiple grounds, including that the EPA exceeded its statutory authority in creating the rule.

In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, International, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. In addition, CARB agreed to align its HD Omnibus rule with the EPA 2027 Low NOx rule, which goes into effect starting in model year 2027, and modify certain provisions of its HD Omnibus rule currently in effect. A group of seventeen U.S. states and the District of Columbia have entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030, although multiple of these states have recently announced plans to delay various aspects of CARB’s regulations. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations, or CARB’s enforcement of its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

An investment in our common stock is subject to certain risks inherent to our business. In addition to the other information contained in this Form 10-K, we recommend that you carefully consider the following risk factors in evaluating our business. If any of the following risks occur, our financial condition and results of operations could be materially adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related to Our Business Operations

We are dependent upon PACCAR for the supply of Peterbilt trucks and parts, as well as the financing of Peterbilt trucks, the sale of which generates the majority of our revenues.

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2024, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability. In addition to the factors listed above, we also finance our Peterbilt commercial vehicle inventory through the PFC Floor Plan Agreement with PFC, and thus, the financial health of PACCAR is also important to our business operations.

We are dependent upon International Motors for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of International Motors. We have no control over the management or operation of International, IC Bus or International Motors. During 2024, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from International Motors. Due to our dependence on International Motors, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively priced, technologically current, emissions-compliant, high-quality International trucks and IC buses in quantities sufficient to meet our requirements;

●	the overall success of International Motors; and

●

the maintenance of goodwill associated with the International and IC Bus brands, which can be adversely affected by decisions made by International Motors and the owners of other International and IC Bus dealerships.

A negative change in any of the preceding, or a change in control of International Motors, could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control, and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W.M. “Rusty” Rush, Steven Keller, Corey Lowe, Jody Pollard, Jason Wilder, Michael Goldstone, Mike Eppes and Michael McRoberts, along with certain other persons who no longer work for the Company (collectively, the “Dealer Principals”) decreases below 22% (the Dealer Principals, excluding those who no longer work for the Company, controlled approximately 41.2% of the aggregate voting power with respect to the election of directors as of December 31, 2024); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than Mr. Rush or any person who has been approved in writing by PACCAR, holds the office of Chairman of the Board and the President or Chief Executive Officer of the Company. We have no control over the transfer or disposition of Mr. Rush’s, or his estate’s, common stock. If Mr. Rush were to sell his Class B common stock or bequest his Class B common stock to a person or entity other than the Dealer Principals, or if his estate is required to liquidate its Class B common stock that it owns, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with Peterbilt and International have current terms expiring between May 2025 and May 2029. Our dealerships agreements with the other manufacturers we represent generally have terms expiring between 2025 and 2028 or have indefinite terms. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

Management attempts to mitigate the risk that any manufacturer would not renew a dealership agreement by providing superior representation of each brand that we represent in each of our areas of responsibility. We deliver superior representation to our manufacturers by continuously investing substantial capital into our dealership locations, marketing and personnel. Senior members of our management team also communicate with management of the manufacturers that we represent on a regular basis, which we believe allows us to identify any potentially problematic issues as early as possible so that we can begin working on mutually agreeable solutions. In addition to the proactive steps that management takes, the risks that our dealership agreements will not be renewed are also mitigated by dealer protection laws that exist in each of the states that our dealerships are located. Many of these state dealer franchise laws restrict manufacturers’ ability to refuse to renew dealership agreements or to impose new terms upon renewal. However, to the extent such laws did allow for nonrenewal or the imposition of new terms, the relatively short terms would give manufacturers the opportunity to exercise such rights. Any nonrenewal or imposition of less favorable terms upon renewal could have an adverse impact on our business and in the case of the Peterbilt or International dealership agreements, would have an adverse impact on our business.

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

The concerns over climate change may impact our business in the future. Our current business model depends on our ability to sell, and provide services to, commercial vehicles primarily powered by diesel and gasoline internal combustion engines, which produce nitrogen oxide and greenhouse gas emissions. While the manufacturers we represent have made substantial progress in reducing the amount of nitrogen oxide and greenhouse gas emissions that result from internal combustion engines, it is widely accepted that alternative fuel vehicles are necessary to address climate change. Reductions in the sale and use of commercial vehicles powered by internal combustion engines creates risks to our historical business operations and we cannot predict the future costs to our business resulting from these developments. However, we also believe that an industry transition away from internal combustion engines presents significant opportunities for us. Due in large part to the geographic reach of our dealership network, relationships with both the manufacturers we represent and our customers and our access to capital, we believe we are well-positioned to serve our customers’ evolving needs and help them reduce their nitrogen oxide and greenhouse gas emissions by helping them integrate more alternative fuel vehicles into their fleets and providing various services related thereto.

Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, tornadoes and hailstorms) have disrupted our operations in the past. Although we have not experienced any material losses from natural disasters or severe weather events, it is possible that future natural disasters and severe weather events may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although our vehicle inventory is insured, we self-insure our real property and personal property (other than our vehicle inventory) that we own. Thus, we may be exposed to property losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows, although we believe that such a material adverse effect would be unlikely.

Risks Related to Financial and Economic Matters

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreements include the PFC Floor Plan Credit Agreement and the BMO Floor Plan Credit Agreement. Both of these floor plan credit agreements expire in December 2029 and may be terminated without cause upon 360 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

Changes in interest rates could have a negative adverse effect on our profitability.

Our PFC Floor Plan Credit Agreement, BMO Floor Plan Credit Agreement, RTC Canada Floor Plan Credit Agreement, WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement are each subject to variable interest rates. Therefore, our interest expense rises when interest rates increase. In addition, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could negatively affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2024, our backlog of new commercial vehicle orders was approximately $1,512.7 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Given the current uncertainty in connection with recently proposed tariffs against Canada, Mexico and China, we believe that certain commercial vehicle orders currently reflected in our backlog could be cancelled in the event that such tariffs are enacted and significantly increase the aggregate price that our customers will have to pay for such vehicles.

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

The commercial vehicles that we sell are subject to federal and state regulations focused on reducing engine emissions, and we are dependent on the manufacturers that we represent to produce or supply engines that comply with such regulations.

Laws and regulations intended to achieve the goal of significantly reducing engine emissions associated with the operation of commercial vehicles are complex and subject to change. Currently, the commercial vehicle industry is subject to the EPA 2027 Low NOx and the EPA’s GHG-3 rule, each of which are scheduled to become effective starting in model year 2027. In addition, owners and commercial fleets that register or operate commercial vehicles in the State of California are also subject to CARB’s HD Omnibus and Advanced Clean Truck rules, both of which became effective in January 2024. It is widely expected that the current GHG-3 rule will be revoked or modified by a branch of the federal government, but it is less clear whether a branch of the federal government may attempt to revoke or modify the EPA 2027 Low NOx rule. Recently, CARB revoked its request for a waiver from the EPA with respect to the Advanced Clean Fleet rule. In addition, the EPA recently announced that it has asked Congress to review the previously granted waivers that CARB received with respect to the HD Omnibus and Advanced Clean Truck rules. The current head of the EPA believes that these waivers should have been approved by Congress prior to becoming effective. It is also worth noting that there are currently multiple lawsuits pending where plaintiffs are challenging CARB’s rules on the basis that, amongst other things, such rules are preempted by other federal laws and that the EPA exceeded its authority in granting the waivers with respect to the HD Omnibus and Advanced Clean Truck rules. There are also multiple lawsuits pending where plaintiffs are challenging the GHG-3 rule on multiple grounds, including that the EPA exceeded its statutory authority in creating the rule. In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, International Motors, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. It is unclear what effect, if any, the outcome of the multiple lawsuits challenging the HD Omnibus and Advanced Clean Truck rules, or Congress’ decisions with respect to the EPA’s previously granted waivers, might have on the Clean Truck Partnership.

A group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states that signed are states where we sell new commercial vehicles: California, Colorado, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030, although multiple of these states have recently announced plans to delay various aspects of CARB’s regulations. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business.

Engine emissions rules and regulations could affect demand for the products that we sell in certain markets. For example, we believe that the HD Omnibus and Advanced Clean Truck rules, and the uncertainty regarding CARB’s enforcement of the same, resulted in our California dealerships selling less new commercial vehicles in 2024 than they would have absent such rules. While the reduction in the number of new commercial vehicles that we were able to sell in 2024 due to CARB’s rules was not material to our financial results, our success going forward depends on the ability of our manufacturers to successfully supply new commercial vehicles that comply with existing and future emissions rules and regulations in each of the markets in which we operate.

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

We have, from time to time, experienced threats to our data and systems, including malware, ransomware, phishing and computer virus attacks. As discussed above, we are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur, we will be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any cyberattack, security breach or other event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information or personal identifiable information of employees or customers, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors and employees and result in litigation or regulatory actions, all of which could have a material adverse effect on our business and reputation.

We are exposed to a variety of claims relating to our business and the liability associated with such claims may exceed the level of our insurance coverage.

In the course of our business, we are exposed to claims for personal injury, death or property damage resulting from: (i) our customers’ use of commercial vehicles that we sell, service, lease or rent; (ii) our customers’ purchase of other products that we design, manufacture, sell or install, such as commercial vehicle parts, custom vehicle modifications and CNG fuel systems through our joint venture with Cummins; and (iii) injuries caused by motor vehicle accidents that our service or delivery personnel are involved in. In addition, we have employees who work remotely from time to time at certain customers’ locations that are considered inherently dangerous, such as oil or gas well drilling sites, commercial construction sites and manufacturing facilities. We could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to vehicle and highway safety, health and workplace safety, security and employment-related claims.

We utilize a captive insurance company to provide our auto and general commercial liability insurance, which we supplement with excess insurance coverage. We self-insure the real property that we own and our personal property (excluding our vehicle inventory, which is insured). We also maintain various insurance policies with third-party insurers, each of which are subject to deductibles with high dollar amounts. We may be exposed to claims for which coverage is not afforded or the damages exceed the limits of our insurance coverage or multiple claims causing us to incur significant out-of-pocket costs before reaching the deductible amount, all of which could adversely affect our financial condition and results of operations. In addition, the cost of third-party insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations. In fact, due to the rising costs of premiums over the last couple of years, we have been generally increasing our use of self-insurance programs and increasing the amounts of our deductibles.

We are subject to risks associated with commercial vehicles and parts manufactured outside of the United States.

Our business involves the sale of commercial vehicles, parts and commercial vehicles composed of parts that are manufactured outside of the United States, including Canada, Mexico and China. As a result, our operations are subject to certain risks of doing business outside of the United States, including import duties, exchange rates, trade restrictions and general political and socio-economic conditions in other countries. The United States or the countries where certain of the commercial vehicles and parts that we sell are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties or tariffs. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Collectively, Mr. Rush and his affiliate own approximately 0.3% of our issued and outstanding shares of Class A common stock and 44.3% of our issued and outstanding Class B common stock. Mr. Rush collectively controls approximately 35.6% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of Mr. Rush may not be consistent with the interests of all shareholders. As a result of such ownership, Mr. Rush has the ability to exercise substantial control over the Company, including with respect to the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2024, the three-month average daily trading volume of our Class B common stock was approximately 17,000 shares, with twenty-three days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

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

Our Information Security program is led by our Chief Information Officer (“CIO”), who reports to our Chief Operating Officer (“COO”). Our CIO works with our Chief Privacy Officer (“CPO”) to address cybersecurity and data privacy risks and concerns. The Information Security Governance Committee (“ISGC”), composed of executives from various corporate functions oversees our cybersecurity policy and strategy. Members of the ISGC, including the CIO and CPO, meet with the COO on a regular basis to review and monitor our cybersecurity risks and mitigation efforts. Our Board of Directors (the “Board”) oversees our enterprise risk management activities in general, including cybersecurity risks. The Audit Committee of the Board has been designated with specific oversight responsibility with respect to cybersecurity and data privacy risk management. The Board receives a comprehensive update on the status of risks related to cybersecurity annually and periodic updates on particular matters. We engage external assessors, consultants, and auditors to assist us in evaluating and enhancing our cybersecurity risk management processes. We also have processes to oversee and identify such risks from cybersecurity threats associated with our use of third-party service providers.

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

Item 2. Properties

Our corporate headquarters are owned by us and located in New Braunfels, Texas. As of December 2024, we also own or lease numerous facilities used in our operations in the following locations: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia and Ontario, Canada. For information regarding the number of locations that we have in each state, the number of locations that we own or lease and the number of franchises that we represent in each state, please see “Business” in “Item 1. Business.”

We lease a hangar in New Braunfels, Texas for our corporate aircraft. We also own and operate a guest ranch of approximately 10,950 acres near Cotulla, Texas, which is used for client development purposes.

Item 3. Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of December 31, 2024, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market SM under the symbols RUSHA and RUSHB. During 2024, our Board approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.70 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board deems relevant.

The following table sets forth the high and low sales prices for our Class A common stock and Class B common stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2024			2023
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$.17	$53.72	$42.77	$.14	$41.47	$33.44
Second Quarter	.17	53.78	41.51	.14	41.32	33.37
Third Quarter	.18	56.64	40.99	.17	46.30	38.85
Fourth Quarter	.18	65.15	49.52	.17	50.42	34.68

Class B Common Stock

First Quarter	$.17	$53.35	$45.00	$.14	$43.73	$35.43
Second Quarter	.17	53.31	37.85	.14	45.93	36.57
Third Quarter	.18	51.91	37.92	.17	50.05	42.54
Fourth Quarter	.18	58.61	43.81	.17	53.11	39.81

As of February 17, 2025, there were seventeen record holders of Class A common stock and nineteen record holders of Class B common stock. On August 28, 2023, we effected a three-for-two stock split with respect to both our Class A and Class B common stock in the form of a stock dividend. The foregoing stock prices and the following share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

As of December 31, 2024, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2024 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2024	1,326	$44.99	(4)	1,326	$72,550,513
November 1 – November 30, 2024	1,200	53.92	(5)	1,200	72,485,771
December 1 – December 31, 2024	118,138	54.71	(6)	118,138	143,533,592
Total	120,664			120,664

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B common stock repurchased by us.
(3)

We repurchased shares in 2024 under a stock repurchase program announced on December 2, 2023, which authorized the repurchase of up to $150.0 million of our shares of Class A common stock and/or Class B common stock. This plan was terminated effective December 2, 2024; we repurchased $77.5 million shares of our Class A and Class B common stock under the plan prior to its termination. On December 3, 2024, we announced the approval of a new stock repurchase program, effective December 3, 2024, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 1,326 shares of Class B common stock at an average price paid per share of $44.99.
(5)	Represents 1,200 shares of Class B common stock at an average price paid per share of $53.92.
(6)	Represents 87,424 shares of Class A common stock at an average price paid per share of $54.74 and 30,714 shares of Class B common stock at an average price paid per share of $54.62.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Rush Enterprises, Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of four companies that includes: Lithia Motors Inc, Paccar Inc, Penske Automotive Group Inc and Werner Enterprises Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2019 and tracks it through 12/31/2024.

	12/19	12/20	12/21	12/22	12/23	12/24
Rush Enterprises, Inc.	100.00	130.85	183.74	184.90	268.10	287.61
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	121.33	138.72	146.30	221.32	238.42

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

Item 6. [Reserved]

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Dennis Eagle, Blue Arc, Battle Motors, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair (collectively, “Aftermarket Products and Services”) in addition to new and used commercial vehicle sales, leasing, insurance and financial services, vehicle upfitting, CNG fuel systems through our joint venture with Cummins and vehicle telematics products.

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 60.4% of our total gross profits in 2024.

Stock Split

On July 25, 2023, the Board declared a 3-for-2 stock split of the Company’s Class A common stock and Class B common stock, which was effected in the form of a stock dividend. On August 28, 2023, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of August 7, 2023. All share and per share data in this Form 10-K have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Summary of 2024

Our results of operations for the year ended December 31, 2024, are summarized below as follows:

●	Our gross revenues totaled $7,804.7 million, a 1.5% decrease from gross revenues of $7,925.0 million in 2023.

●	Gross profit decreased $61.7 million, or 3.9%, compared to 2023. Gross profit as a percentage of sales decreased to 19.6% in 2024, from 20.1% in 2023.

●	Our new Class 8 heavy-duty unit sales decreased 11.4%, compared to 2023, which accounted for 6.1% of the total U.S. market and 1.7% of the total Canadian market.

●	Our new Class 4 through 7 medium-duty unit sales increased 5.1%, compared to 2023, including buses, which accounted for 5.3% of the total U.S. market and 3.1% of the total Canadian market.

●	New light-duty truck unit sales increased 13.9% in 2024, compared to 2023.

●	Used truck unit sales decreased 0.1% in 2024, compared to 2023.

●	Aftermarket Products and Services revenues decreased $46.1 million, or 1.8% to $2,516.0 million, compared to $2,562.1 million in 2023.

●	Lease and rental revenues increased $1.2 million, or 0.3%, to $354.9 million, compared to 2023.

●	Selling, General and Administrative (“SG&A”) expenses decreased $26.1 million, or 2.6%, to $995.6 million, compared to $1,021.7 million in 2023.

●	Net interest expense increased $17.9 million, or 33.9%, in 2024, compared to 2023.

2025 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 252,000 truck units in 2025, a 1.9% increase compared to 247,337 units sold in 2024. We expect our U.S. market share of new Class 8 truck sales to range between 5.8% and 6.3% in 2025. This market share percentage would result in the sale of 14,500 to 16,000 new Class 8 trucks in 2025. We expect to sell approximately 500 additional new Class 8 trucks in Canada in 2025.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 266,300 units in 2025, a 5.7% increase compared to 251,895 units sold in 2024. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.4% and 5.8% in 2025. This market share percentage would result in the sale of 14,500 to 15,500 new Class 4 through 7 commercial vehicles in 2025. We expect to sell approximately 550 additional new Class 5 through 7 commercial vehicles in Canada in 2025.

We expect to sell approximately 2,200 to 2,700 light-duty vehicles and 7,000 to 8,000 used commercial vehicles in 2025.

We expect lease and rental revenue to increase approximately 6.0% during 2025, compared to 2024.

In 2025, we expect demand for Aftermarket Products and Services to remain relatively weak through the first few months of 2025 due to the slower than expected freight recovery and continued low fleet utilization from our over-the-road customers. However, we are optimistic that demand will pick up as the year progresses, and we believe that our continued focus on growing our national account customer base and our focus on other aftermarket strategic initiatives will result in aftermarket revenue growth this year.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 132.2% absorption ratio for the year ended December 31, 2024, and 135.3% absorption ratio for the year ended December 31, 2023.

Critical Accounting Estimates

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

Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory. An allowance is provided when it is anticipated that cost will exceed net realizable value.

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

Tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with our various tax filing positions, we adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although we believe that the judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective income tax rate in the period of resolution. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2024, 2023 and 2022. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2024	2023	2022
Revenue
New and used commercial vehicle sales	62.6%	62.6%	61.3%
Aftermarket Products and Services sales	32.3	32.3	33.4
Lease and rental	4.5	4.5	4.5
Finance and insurance	0.3	0.3	0.4
Other	0.3	0.3	0.4
Total revenues	100.0	100.0	100.0
Cost of products sold	80.4	79.9	79.1
Gross profit	19.6	20.1	20.9
Selling, general and administrative	12.8	12.9	13.1
Depreciation and amortization	0.9	0.7	0.7
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	5.9	6.5	7.1
Other income	0.0	0.0	0.3
Interest expense, net	0.9	0.7	0.2
Income from continuing operations before income taxes	5.0	5.8	7.2
Provision for income taxes	1.2	1.4	1.7
Net income	3.8	4.4	5.5
Net income attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.8%	4.4%	5.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Vehicle unit sales:
New heavy-duty vehicles	15,465	17,457	16,778	(11.4)%	4.0%
New medium-duty vehicles	13,935	13,264	11,025	5.1	20.3
New light-duty vehicles	2,105	1,848	2,039	13.9	(9.4)
Total new vehicle unit sales	31,505	32,569	29,842	(3.3)%	9.1%

Used vehicles sales	7,110	7,117	7,078	(0.1)%	0.6%

Vehicle revenue:
New heavy-duty vehicles	$2,906.8	$3,083.1	$2,715.3	$(5.7)	$13.5
New medium-duty vehicles	1,485.2	1,312.0	959.1	13.2	36.8
New light-duty vehicles	126.0	108.8	104.0	15.8	4.6
Total new vehicle revenue	$4,518.0	$4,503.9	$3,778.4	$0.3	$19.2

Used vehicle revenue	$335.8	$414.7	$552.9	$(19.0)	$(25.0)

Other vehicle revenue:(1)	$35.0	$39.4	$20.1	$(11.3)	$96.0

Dealership absorption ratio:	132.2%	135.3%	136.6%	(2.3)%	(1.0)%
(1)	Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2024	2023	2022
Gross Profit:
New and used commercial vehicle sales	30.2%	30.4%	27.9%
Aftermarket products and services sales	60.4	59.8	61.7
Lease and rental	6.5	6.6	6.7
Finance and insurance	1.4	1.5	2.0
Other	1.5	1.7	1.7
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulations, interest rate fluctuations and customer business cycles. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 trucks in the last ten years have ranged from a low of approximately 195,687 in 2020 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

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

A.C.T. Research currently estimates 252,000 new Class 8 trucks will be sold in the United States in 2025, compared to approximately 247,337 new Class 8 trucks sold in 2024. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 291,100 in 2026.

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

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 266,300 units in 2025, compared to 251,895 units in 2024.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues

Total revenues decreased $120.3 million, or 1.5%, in 2024, compared to 2023.

Our Aftermarket Products and Services revenues decreased $46.1 million, or 1.8%, in 2024, compared to 2023. The decrease in Aftermarket Parts and Services revenues was primarily related to the ongoing freight recession.

Our revenues from sales of new and used commercial vehicles decreased $69.1 million, or 1.4%, in 2024, compared to 2023. The decrease in new and used commercial vehicle revenues was primarily a result of weak demand for Class 8 trucks caused by the ongoing freight recession and high interest rates, which was partially offset by strong demand for Class 4 through 7 medium-duty commercial vehicles.

We sold 15,465 new Class 8 trucks in 2024, a 11.4% decrease compared to 17,457 new heavy-duty trucks in 2023. Our share of the new U.S. Class 8 commercial vehicle sales market decreased to approximately 6.1% in 2024, from 6.2% in 2023. Our share of the new Canada Class 8 truck market was approximately 1.7% in 2024. The decrease in new commercial vehicle revenues was primarily a result of the ongoing freight recession and high interest rates.

We sold 13,935 new medium-duty commercial vehicles, including 1,230 buses, in 2024, a 5.1% increase compared to 13,264 new medium-duty commercial vehicles, including 1,564 buses, in 2023. In 2024, we achieved a 5.3% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 5.1% in 2023. Our share of the Canada medium-duty commercial vehicles market was approximately 3.1% in 2024. The increase in our Class 4 through 7 commercial vehicle sales in 2024 was primarily a result of strong demand and increased production of commercial vehicles from the manufacturers we represent.

We sold 2,105 new light-duty vehicles in 2024, a 13.9% increase compared to 1,848 new light-duty vehicles in 2023.

We sold 7,110 used commercial vehicles in 2024, a 0.1% decrease compared to 7,117 used commercial vehicles in 2023. We expect used commercial vehicle demand to remain at current levels. We also expect that the rate at which used commercial vehicles are depreciating will continue to decrease and that valuations will continue to stabilize during 2025.

Commercial vehicle lease and rental revenues increased $1.2 million, or 0.3%, in 2024, compared to 2023. This increase in commercial vehicle lease and rental revenues was primarily a result of steady demand for lease commercial vehicles, which was partially offset by decreased rental utilization.

Finance and insurance revenues decreased $2.3 million, or 9.4%, in 2024, compared to 2023. This decrease is primarily due to the mix of purchasers of commercial vehicles. We are more likely provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during 2024. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenues decreased $3.9 million, or 14.5% in 2024, compared to 2023. Other revenues consist primarily of the gains related to the disposition of our lease and rental fleet and document fees related to commercial vehicle sales.

Gross Profit

Gross profit decreased $61.7 million, or 3.9%, compared to 2023. Gross profit as a percentage of sales decreased to 19.6% in 2024, from 20.1% in 2023. This decrease in gross profit as a percentage of sales was a result of a change in our customer sales mix and pricing pressure due to the ongoing freight recession. Commercial vehicle sales, a lower margin revenue item, was 62.6% of total revenues in both 2024 and 2023. Aftermarket Products and Services revenues, a higher margin revenue item, decreased slightly as a percentage of total revenues to 32.2% in 2024, from 32.3% in 2023.

Gross margins from our Aftermarket Products and Services operations decreased to 36.7% in 2024, from 37.2% in 2023. Gross profit for Aftermarket Products and Services decreased to $924.5 million in 2024, from $952.8 million in 2023. This decrease is primarily related to the ongoing freight recession. Historically, parts operations’ gross margins range from 28% to 30% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.0% of total gross profit for Aftermarket Products and Services operations in 2024 and 59.5% in 2023. Service and collision center operations represented 42.0% of total gross profit for Aftermarket Products and Services operations in 2024 and 40.5% 2023. We expect blended gross margins on Aftermarket Products and Services operations to range from 35.0% to 38.0% in 2025.

Gross margins on new Class 8 truck sales decreased to 8.9% in 2024, from 9.7% in 2023. In 2025, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 9.2% in 2024, from 9.0% in 2023. This increase was primarily due to the mix of purchasers during 2024. For 2025, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 8.0% to 10.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 18.9% in 2024, from 12.4% in 2023. This increase was primarily due to the successful execution of our used commercial vehicle sales strategy. We expect margins on used commercial vehicles to range between 13.0% and 18.0% in 2025.

Gross margins from commercial vehicle lease and rental sales decreased to 28.0% in 2024, from 29.9% in 2023. This decrease is primarily related to a decrease in rental utilization rates. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2025. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $26.1 million, or 2.6%, in 2024, compared to 2023. This decrease primarily resulted from company initiatives to reduce operating expenses. SG&A expenses as a percentage of total revenues decreased to 12.8% in 2024, from 12.9% in 2023. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2025, we expect SG&A expenses as a percentage of total revenues to range from 11.5% to 13.5%. For 2025, we expect the selling portion of SG&A expenses to be 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $8.7 million, or 14.6%, in 2024, compared to 2023.

Interest Expense, Net

Net interest expense increased $17.9 million, or 33.9%, in 2024, compared to 2023. This increase in interest expense is a result of the increase in inventory levels and rising interest rates on our variable rate debt compared to 2023. We expect net interest expense in 2025 to decrease compared to 2024 due to decreased commercial vehicle inventory levels and lower interest rates.

Income before Income Taxes

Income before income taxes decreased $64.2 million, or 13.9%, in 2024, compared to 2023, as a result of the factors described above.

Income Taxes

Income tax expense decreased $21.2 million, or 18.6%, in 2024, compared to 2023, as a result of the factors described above. We provided for taxes at a 23.3% effective rate in 2024 and 24.7% in 2023. We expect our effective tax rate to be approximately 23.0% to 25.0% of pretax income in 2025.

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

For a discussion of information on the year ended December 31, 2023, refer to Part II Item 7 in the 2023 Annual Report on Form 10-K. Inline XBRL Viewer (sec.gov)

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements and other credit agreements. As of December 31, 2024, we had working capital of approximately $736.1 million, including $228.1 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our various credit agreements. The resulting interest earned is recognized as an offset to our interest expense.

We continually evaluate our liquidity and capital resources based upon: (i) our cash and cash equivalents on hand; (ii) the funds that we expect to generate through future operations; (iii) current and expected borrowing availability under our secured line of credit, working capital lines of credit available under certain of our credit agreements and both our Peterbilt and BMO Floor Plan Credit Agreements; and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2024, however, $18.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.2 million available for future borrowings as of December 31, 2024.

The BMO Floor Plan Credit Agreement and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2024, we were in compliance with all debt covenants related to debt secured by lease and rental units, the BMO Floor Plan Credit Agreement and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $200.0 million to $250.0 million for our leasing operations during 2025, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2025.

During the fourth quarter of 2024, we paid a cash dividend of $14.3 million. Additionally, on February 17, 2025, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B common stock, to be paid on March 18, 2025, to all shareholders of record as of March 3, 2025. The total dividend disbursement is estimated to be approximately $14.3 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board deems relevant.

On December 2, 2024, we announced that our Board approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2024. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2024, we had repurchased $6.5 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2025, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2024. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$619,550	$295,713	$294,400
Investing activities	(445,578)	(387,030)	(240,930)
Financing activities	(129,321)	73,962	(690)
Effect of exchange rate changes on cash	(246)	36	118
Net (decrease) increase in cash	$44,651	$(17,319)	$52,898

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2024, operating activities resulted in net cash provided by operations of $619.6 million. Net cash provided by operating activities primarily consisted of $305.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $236.1 million, provision for deferred income tax of $19.8 million and stock-based compensation of $30.4 million. Cash used in operating activities included an aggregate of $23.5 million net change in operating assets and liabilities. Net change in operating assets and liabilities were primarily the result of $34.8 million from the decrease in customer deposits and $12.2 million from the decrease in accrued liabilities, which were offset primarily by cash outflows of $91.7 million from an increase in accounts receivable, $81.9 million from the decrease in accounts payable and $85.1 million from an increase in inventory. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During 2023, operating activities resulted in net cash provided by operating activities primarily consisted of $348.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $221.1 million, provision for deferred income tax of $7.6 million and stock-based compensation of $30.4 million. Cash used in operating activities included an aggregate of $310.6 million net change in operating assets and liabilities. Net change in operating assets and liabilities were primarily the result of $28.8 million from the decrease in customer deposits and $7.2 million from the decrease in accrued liabilities, which were offset primarily by cash outflows of $38.3 million from an increase in accounts receivable, $10.6 million from the decrease in accounts payable and $297.7 million from an increase in inventory.

Cash Flows from Investing Activities

During 2024, cash used in investing activities totaled $445.6 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures, business acquisitions and notes receivable from an affiliate. Cash used for business acquisitions was $16.4 million and cash used for a notes receivable from an affiliate was $9.5 million during the year ended December 31, 2024. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $433.0 million during 2024 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $368.5 million for purchases of rental and lease vehicles for the rental and leasing operations.

During 2023, cash used in investing activities totaled $387.0 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Cash used for business acquisitions was $16.1 million during the year ended December 31,2024. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $368.9 million during 2024 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $263.9 million for purchases of rental and lease vehicles for the rental and leasing operations.

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2024, our financing activities resulted in net cash used in financing of $129.3 million. The cash outflows consisted primarily of $1,846.8 million used for principal repayments of long-term debt and finance lease obligations and $10.1 million for taxes paid related to net share settlement of equity awards. Additionally, during 2024, we paid cash dividends of $55.5 million and used $15.7 million to repurchase shares of Rush Class A common stock and Rush Class B common stock. These cash outflows were partially offset by $54.3 million from net draws on floor plan notes payable (non-trade), borrowings of $1,844.5 million of long-term debt and $25.4 million from the issuance of shares related to equity compensation plans.

During 2024, our financing activities resulted in net cash received in financing of $74.0 million. The cash outflows consisted primarily of $1,309.3 million used for principal repayments of long-term debt and finance lease obligations and $7.0 million for taxes paid related to net share settlement of equity awards. Additionally, during 2024, we paid cash dividends of $50.6 million and used $211.8 million to repurchase shares of Rush Class A common stock and Rush Class B common stock. These cash outflows were partially offset by $205.5 million from net draws on floor plan notes payable (non-trade), borrowings of $1,429.1 million of long-term debt and $18.1 million from the issuance of shares related to equity compensation plans.

On September 14, 2021, we entered into the WF Credit Agreement with the WF lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2024, we had approximately $153.4 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into the PLC Agreement with PACCAR Leasing Company, a division of PFC. Pursuant to the terms of the PLC Agreement, as amended by that certain amendment entered into on December 16, 2024, PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On December 31, 2024, we had approximately $220.0 million outstanding under the PLC Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the PFC Floor Plan Credit Agreement or the BMO Floor Plan Credit Agreement.

On December 16, 2024, we entered into the new PFC Floor Plan Credit Agreement with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2024, we had approximately $492.7 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the BMO Floor Plan Credit Agreement (as amended) with BMO and the lenders signatory thereto. This agreement had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires December 31, 2029, although BMO Bank N.A. has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2024, we had approximately $389.3 million outstanding under the BMO Floor Plan Credit Agreement. The average daily outstanding borrowings under the BMO Floor Plan Credit Agreement were $956.4 million during the twelve months ended December 31, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On May 31, 2022, RTC Canada entered into the RTC Canada Revolving Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires September 14, 2026. On December 31, 2024, we had approximately $50.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

On July 15, 2022, RTC Canada entered into the RTC Canada Floor Plan Credit Agreement (as amended) with BMO. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR (as defined in the agreement), plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires September 14, 2026. On December 31, 2024, we had approximately $78.2 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. The average daily outstanding borrowings under the RTC Canada Floor Plan Credit Agreement were $80.7 million during the twelve months ended December 31, 2024. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, freight rates, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 195,687 in 2020, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of December 31, 2024, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,344.8 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $13.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Commercial Vehicle Inventory Reserves
Description of the Matter

At December 31, 2024, the Company’s commercial vehicle inventory balance is approximately $1.4 billion, which is net of management’s estimate of commercial vehicle inventory reserves in the amount of approximately $9.8 million. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the commercial vehicle inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

Auditing management’s estimate of the commercial vehicle inventory reserves involved auditor subjective judgment because the estimate is sensitive to changes in management’s assumptions for forecasted product demand and future sales prices.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of controls over the Company’s processes to estimate the commercial vehicle inventory reserve, which included management’s review of the underlying significant assumptions.

Our substantive audit procedures included, among others, evaluating the significant assumptions described above, and we tested the completeness and accuracy of underlying data used in the estimation calculations. We also compared the cost of on-hand commercial vehicle inventories to customer demand forecasts and historical sales. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the commercial vehicle inventory reserves that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 21, 2025

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash, cash equivalents and restricted cash	$228,131	$183,725
Accounts receivable, net	345,346	259,353
Notes receivable from affiliate	9,536	–
Inventories, net	1,787,744	1,801,447
Prepaid expenses and other	18,958	15,779
Total current assets	2,389,715	2,260,304
Property and equipment, net	1,615,635	1,488,086
Operating lease right-of-use assets, net	111,408	120,162
Goodwill, net	427,493	420,708
Other assets, net	73,296	74,981
Total assets	$4,617,547	$4,364,241

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,081,199	$1,139,744
Current maturities of finance lease obligations	38,476	36,119
Current maturities of operating lease obligations	15,866	17,438
Trade accounts payable	244,018	162,134
Customer deposits	109,751	145,326
Accrued expenses	160,809	172,549
Total current liabilities	1,650,119	1,673,310
Long-term debt	408,440	414,002
Finance lease obligations, net of current maturities	92,235	97,617
Operating lease obligations, net of current maturities	97,874	104,514
Other long-term liabilities	28,060	24,811
Deferred income taxes, net	178,916	159,571
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2024 and 2023	–	−
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 62,604,986 Class A shares and 16,662,633 Class B shares outstanding in 2024; and 61,461,281 Class A shares and 16,364,158 Class B shares outstanding in 2023	824	806
Additional paid-in capital	587,639	542,046
Treasury stock, at cost: 1,387,013 Class A shares and 1,783,806 Class B shares in 2024; and 1,092,142 Class A shares and 1,731,157 Class B shares in 2023	(136,235)	(119,835)
Retained earnings	1,698,614	1,450,025
Accumulated other comprehensive loss	(9,293)	(2,163)
Total Rush Enterprises, Inc. shareholders’ equity	2,141,549	1,870,879
Noncontrolling interest	20,354	19,537
Total shareholders’ equity	2,161,903	1,890,416
Total liabilities and shareholders’ equity	$4,617,547	$4,364,241

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues
New and used commercial vehicle sales	$4,888,823	$4,957,969	$4,351,370
Aftermarket products and services sales	2,516,020	2,562,141	2,372,439
Lease and rental sales	354,939	353,780	322,257
Finance and insurance	21,991	24,271	29,741
Other	22,973	26,863	25,863
Total revenue	7,804,746	7,925,024	7,101,670
Cost of products sold
New and used commercial vehicle sales	4,426,292	4,474,616	3,937,091
Aftermarket products and services sales	1,591,510	1,609,383	1,455,616
Lease and rental sales	255,528	247,935	221,804
Total cost of products sold	6,273,330	6,331,934	5,614,511
Gross profit	1,531,416	1,593,090	1,487,159
Selling, general and administrative	995,586	1,021,722	927,836
Depreciation and amortization	68,549	59,830	55,665
Gain on sale of assets	809	843	2,455
Operating income	468,090	512,381	506,113
Other income	583	2,597	22,338
Interest income (expense):
Interest income	1,166	777	639
Interest expense	(72,024)	(53,694)	(19,763)
Total interest expense, net	(70,858)	(52,917)	(19,124)
Income before taxes	397,815	462,061	509,327
Income tax provision	92,845	114,000	117,242
Net income	304,970	348,061	392,085
Less: Net income attributable to noncontrolling interest	817	1,006	703
Net income attributable to Rush Enterprises, Inc.	$304,153	$347,055	$391,382

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$3.85	$4.28	$4.71
Diluted	$3.72	$4.15	$4.57

Dividends declared per common share	$0.70	$0.62	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	2024	2023	2022

Net income	$304,970	$348,061	$392,085
Other comprehensive income (loss), net of tax:
Foreign currency translation	(7,130)	1,967	(4,316)
Reclassification of currency translation related to equity method accounting	–	–	(601)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(7,130)	1,967	(4,917)
Comprehensive income	$297,840	$350,028	$387,168
Less: Comprehensive income attributable to noncontrolling interest	817	1,006	703
Comprehensive income attributable to Rush Enterprises, Inc.	$297,023	$349,022	$386,465

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

								Total
	Common Stock						Accumulated	Rush Enterprises,
	Shares		$0.01	Additional			Other	Inc.		Total
	Outstanding		Par	Paid -In	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2021	64,662	18,598	563	470,750	(36,933)	1,031,582	787	1,466,749	–	1,466,749
Stock options exercised and stock awards	585	–	4	8,029	–	–	–	8,033	–	8,033
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	25,315	–	–	–	25,315	–	25,315
Vesting of restricted share awards	–	457	3	(8,669)	–	–	–	(8,666)	–	(8,666)
Issuance of common stock under employee stock purchase plan	201	–	2	5,217	–	–	–	5,219	–	5,219
Common stock repurchases	(1,930)	(930)	–	–	(93,997)	–	–	(93,997)	–	(93,997)
Cash dividends declared on Class A common stock	–	–	–	–	–	(34,207)	–	(34,207)	–	(34,207)
Cash dividends declared on Class B common stock	–	–	–	–	–	(10,420)	–	(10,420)	–	(10,420)
Reclassification of foreign currency translation related to equity method	–	–	–	–	–	–	(601)	(601)	–	(601)
Foreign currency translation adjustment	–	–	–	–	–	–	(4,316)	(4,316)	–	(4,316)
Noncontrolling interest equity	–	–	–	–	–	–	–	–	17,828	17,828
Net income	–	–	–	–	–	391,382	–	391,382	703	392,085
Balance, December 31, 2022	63,518	18,125	572	500,642	(130,930)	1,378,337	(4,130)	1,744,491	18,531	1,763,022
Stock options exercised and stock awards	822	–	6	12,120	–	–	–	12,126	–	12,126
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	30,354	–	–	–	30,354	–	30,354
Vesting of restricted share awards	–	421	3	(7,018)	–	–	–	(7,015)	–	(7,015)
Issuance of common stock under employee stock purchase plan	209	–	1	5,951	–	–	–	5,952	–	5,952
Common stock repurchases	(3,088)	(2,182)	–	–	(213,425)	–	–	(213,425)	–	(213,425)
Retirement of treasury shares and par value adjustment	–	–	224	(3)	224,520	(224,744)		(3)		(3)
Cash dividends declared on Class A common stock	–	–	–	–	–	(38,727)	–	(38,727)	–	(38,727)
Cash dividends declared on Class B common stock	–	–	–	–	–	(11,896)	–	(11,896)	–	(11,896)
Foreign currency translation adjustment	–	–	–	–	–	–	1,967	1,967	–	1,967
Net income	–	–	–	–	–	347,055	–	347,055	1,006	348,061
Balance, December 31, 2023	61,461	16,364	806	542,046	(119,835)	1,450,025	(2,163)	1,870,879	19,537	1,890,416
Stock options exercised and stock awards	1,243	–	12	18,494	–	–	–	18,506	–	18,506
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	30,350	–	–	–	30,350	–	30,350
Vesting of restricted share awards	–	351	4	(10,116)	–	–	–	(10,112)	–	(10,112)
Issuance of common stock under employee stock purchase plan	196	–	2	6,865	–	–	–	6,867	–	6,867
Common stock repurchases	(295)	(52)	–	–	(16,400)	–	–	(16,400)	–	(16,400)
Cash dividends declared on Class A common stock	–	–	–	–	–	(43,449)	–	(43,449)	–	(43,449)
Cash dividends declared on Class B common stock	–	–	–	–	–	(12,115)	–	(12,115)	–	(12,115)
Foreign currency translation adjustment	–	–	–	–	–	–	(7,130)	(7,130)	–	(7,130)
Net income	–	–	–	–	–	304,153	–	304,153	817	304,970
Balance, December 31, 2024	62,605	16,663	824	587,639	(136,235)	1,698,614	(9,293)	2,141,549	20,354	2,161,903

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$304,970	$348,061	$392,085
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	236,101	221,141	199,149
Gain on sale of property and equipment, net	(809)	(843)	(2,467)
Gain on joint venture transaction	–	–	(12,500)
Gain on business acquisition	–	–	(6,958)
Stock-based compensation expense related to employee stock options and employee stock purchases	30,350	30,354	25,315
Provision for deferred income tax expense	19,810	7,601	4,261
Change in accounts receivable, net	(87,098)	(38,307)	(74,607)
Change in inventories	85,071	(297,678)	(324,508)
Change in prepaid expenses and other, net	(3,259)	862	1,340
Change in trade accounts payable	81,862	(10,629)	31,438
Change in customer deposits	(34,808)	28,803	34,121
Change in accrued expenses	(12,199)	7,198	32,789
Other, net	(441)	(850)	(5,058)
Net cash provided by operating activities	619,550	295,713	294,400
Cash flows from investing activities:
Acquisition of property and equipment	(433,047)	(368,881)	(243,060)
Proceeds from the sale of property and equipment	9,437	2,212	7,124
Change in notes receivable from affiliate	(9,536)	–	–
Business disposition	–	–	27,500
Business acquisitions, net of cash	(16,364)	(16,050)	(20,762)
Other	3,933	(4,311)	(11,732)
Net cash used in investing activities	(445,577)	(387,030)	(240,930)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	(54,265)	205,487	273,906
Proceeds from long-term debt	1,844,528	1,429,083	958,328
Principal payments on long-term debt	(1,846,752)	(1,291,615)	(1,084,465)
Principal payments on finance lease obligations	(16,839)	(17,693)	(14,780)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	25,377	18,077	13,255
Taxes paid related to net share settlement of equity awards	(10,116)	(7,017)	(8,669)
Payments of cash dividends	(55,508)	(50,582)	(44,556)
Common stock repurchased	(15,746)	(211,778)	(93,709)
Net cash provided by (used in) financing activities	(129,321)	73,962	(690)
Net (decrease) increase in cash, cash equivalents and restricted cash	44,652	(17,355)	52,780
Effect of exchange rate on cash	(246)	36	118
Cash, cash equivalents and restricted cash, beginning of year	183,725	201,044	148,146
Cash, cash equivalents and restricted cash, end of year	$228,131	$183,725	$201,044
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$78,292	$56,427	$21,694
Income taxes paid, net	$76,028	$106,872	$102,038
Noncash investing and financing activities:
Assets acquired under finance leases	$31,412	$43,330	$33,654

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird, Dennis Eagle, Blue Arc or Battle Motors. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $5.1 million as of December 31, 2024.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary, Rush Truck Centres of Canada Limited (“RTC Canada”), is the local currency, the Canadian dollar. Results of operations for RTC Canada are translated to USD using the average exchange rate monthly during each quarter. The assets and liabilities of RTC Canada are translated into USD using the exchange rate in effect on the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s Consolidated Statements of Shareholders’ Equity in accumulated other comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory. As the market value of the Company’s inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of the Company’s inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value.

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

	2024	2023	Estimated Life (Years)
Land	$174,962	$172,396
Buildings and improvements	616,521	591,992	10	–	39
Leasehold improvements	47,518	43,088	2	–	39
Machinery and shop equipment	120,689	105,544	5	–	20
Furniture, fixtures and computers	127,165	111,242	3	–	15
Transportation equipment	156,896	135,425	3	–	15
Lease and rental vehicles	1,259,918	1,155,767	1	–	10
Construction in progress	13,997	31,037
Accumulated depreciation and amortization	(902,031)	(858,405)
Total	$1,615,635	$1,488,086

The Company recorded depreciation expense of $207.3 million and amortization expense of $28.8 million for the year ended December 31, 2024, depreciation expense of $194.1 million and amortization expense of $27.0 million for the year ended December 31, 2023, and depreciation expense of $177.1 million and amortization expense of $22.1 million for the year ended December 31, 2022.

As of December 31, 2024, the Company had $122.4 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $66.9 million. The Company recorded depreciation and amortization expense of $167.6 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2024, $161.3 million for the year ended December 31, 2023, and $143.5 million for the year ended December 31, 2022.

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

The fair value of the intangible franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $12.0 million as of December 31, 2024 and December 31, 2023, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

For the annual goodwill and intangible franchise rights impairment assessment conducted in the fourth quarter of 2024, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.

No impairments of goodwill or intangible franchise rights were recorded during the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2024 (in thousands):

Balance December 31, 2023	$420,708
Acquisitions during 2024	10,230
Currency translation	(3,445)
Balance December 31, 2024	$427,493

Equity Method Investments

On February 25, 2019, the Company acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. Prior to acquiring an additional 30% equity interest on May 2, 2022, for approximately $20.0 million, the Company accounted for the equity interest in RTC Canada using the equity method of accounting. After the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada were included in the accompanying consolidated financial statements. Income (loss) related to the 20% equity owner of RTC Canada is reflected in the accompanying consolidated financial statements as a noncontrolling interest. See Note 15 – Acquisitions in the Notes to the Financial Statements for further discussion.

On January 3, 2022, a subsidiary of Cummins, Inc. acquired a 50% equity interest in Natural Gas Fuel Systems, LLC (“NGFS”) from the Company for $27.5 million. NGFS previously conducted business as Momentum Fuel Technologies. The $12.5 million gain realized on the transaction is included in Other income on the Consolidated Statements of Income for the year ended December 31, 2022. The Company is accounting for the business as a joint venture and recognizes the investment using the equity method. The Company’s equity income in NGFS is included in the line-item Other income on the Consolidated Statements of Income.

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

The Company’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company’s effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement would require use of the Company’s cash and result in an increase in its effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective income tax rate in the period of resolution. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

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

Rental and Lease Revenue

The Company leases commercial vehicles that the Company owns to customers. Lease and rental revenues are recognized over the period of the related lease or rental agreement. Variable rental revenue is recognized when it is earned.

Cost of Sales

For the Company’s new and used commercial vehicle operations, cost of sales consists primarily of the Company’s actual purchase price, plus make-ready expenses, less any applicable manufacturers’ incentives. For the Company’s parts operations, cost of sales consists primarily of the Company’s actual purchase price, less any applicable manufacturers’ incentives. For the Company’s service and collision center operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs, license costs and interest expense on finance leases. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is expected to vest is recognized as an expense over the requisite service periods.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2024	2023	2022
Weighted-average stock volatility	33.66%	34.60%	34.97%
Expected dividend yield	1.46%	1.54%	1.44%
Risk-free interest rate	4.33%	3.58%	2.13%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$17.13	$11.82	$11.21

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $11.3 million for 2024, $10.0 million for 2023 and $8.7 million for 2022. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 (Internal Use Software), which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs, including capitalized interest, of approximately $1.8 million as of December 31, 2024, net of accumulated amortization of $17.2 million, and had $3.0 million as of December 31, 2023, net of accumulated amortization of $16.0 million.

Insurance

The Company utilizes a captive insurance company to manage its auto and general commercial liability insurance, which the Company supplements with excess insurance coverage at a level management believes is sufficient. The Company is partially self-insured for a portion of the claims related to its worker’s compensation and medical insurance. The Company uses actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported. The Company is fully self-insured for claims related to its real and personal property, except for its vehicle inventory, which is fully insured.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to annual and interim segment disclosures (ASU 2023-07). The updated accounting guidance, among other things, intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 in the fourth quarter of 2024, by identifying the Chief Operating Decision Maker (“CODM”), identifying and aggregating operating segments, determining reportable segments and including significant segment expenses reviewed by the Company’s CODM. Refer to Note 16, Segment Reporting, for our updated presentation.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our financial statements but will impact our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring more detailed disclosure about specified categories of expenses such as inventory purchases, employee compensation, depreciation and amortization in their financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact, if any, adoption will have on its financial statements.

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

Manufacturer	Expiration Dates
Peterbilt	July 2025
International	May 2025 through January 2029
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	Currently Negotiating
IC Bus	May 2025 through December 2027
Dennis Eagle	May 2029
Blue Arc	Oct 2026
Battle Motors	Indefinite

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt commercial vehicles accounted for approximately 58.8% of the Company’s new vehicle sales revenue for the year ended December 31, 2024, 50.7% of the Company’s new vehicle sales revenue for the year ended December 31, 2023, and 59.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2022.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs as described in Note 7 to these Notes to Consolidated Financial Statements. The Company finances its Peterbilt new vehicle inventory under the PFC Floor Plan Credit Agreement with PFC, which has an aggregate loan commitment of $800.0 million. The remainder of the Company’s new vehicle inventory, and all of its used vehicle inventory, is financed under the BMO Floor Plan Credit Agreement with BMO Bank, N.A., which has an aggregate loan commitment of $675.0 million. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

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

The Company uses the PLC Agreement to finance its PacLease lease and rental fleet vehicles. Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $500.0 million of revolving credit loans to finance commercial vehicle purchases and other equipment to be leased or rented through the Company’s PacLease franchises.

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

RTC Canada uses the RTC Canada Floor Plan Credit Agreement to finance its new and used vehicle inventory. Pursuant to the terms of the RTC Canada Floor Plan Agreement, BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory.

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

The Company controls credit risk through credit approvals and by selling most of its trade receivables, other than vehicle accounts receivable, without recourse. Concentrations of credit risk with respect to trade receivables are reduced because of the geographical diversity of the Company’s customer base; however, all the Company’s business is concentrated in the United States and Ontario, Canada commercial vehicle markets and related aftermarkets.

The Company sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold by the Company both with and without recourse. Most of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold with recourse. Historically, the Company’s allowances and reserves have covered losses inherent in these receivables.

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2024	2023

Trade accounts receivable from sale of vehicles	$212,216	$119,575
Trade receivables other than vehicles	99,108	98,555
Warranty claims	18,675	21,395
Other accounts receivable	18,088	23,633
Less allowance for credit losses	(2,741)	(3,805)
Total	$345,346	$259,353

Accounts receivable as of January 1, 2023, was $220.7 million.

Notes receivable from the Cummins Clean Fuel Technologies (“CCFT”) joint venture include a $15.0 million promissory note bearing interest at the monthly SOFR, plus 1.5% and maturing on December 31, 2026. The note arose from a loan provided to the joint venture to fund its working capital needs. The Company's share of profits from the joint venture is subject to the terms of the partnership agreement and may be impacted by the performance of the joint venture.

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2024	2023

New commercial vehicles	$1,381,684	$1,388,687
Used commercial vehicles	55,336	47,036
Parts and accessories	341,458	353,992
Other	26,789	33,100
Less allowance	(17,523)	(21,368)
Total	$1,787,744	$1,801,447

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2024
Reserve for parts inventory	$9,165	$6,411	$(7,879)	$7,697
Reserve for commercial vehicle inventory	12,203	18,242	(20,620)	9,825

2023
Reserve for parts inventory	$9,423	$6,274	$(6,532)	$9,165
Reserve for commercial vehicle inventory	7,065	11,191	(6,053)	12,203

2022
Reserve for parts inventory	$7,460	$7,378	$(5,415)	$9,423
Reserve for commercial vehicle inventory	919	13,653	(7,507)	7,065

Inventory

The Company provides a reserve for obsolete and slow-moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not reverse any reserve balance until the inventory is sold.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2023	Provision for the Year Ended December 31, 2024	Write offs Against Allowance, net of Recoveries	Balance December 31, 2024

Commercial vehicle receivables	$102	$10	$125	$237
Manufacturers’ receivables	964	2,927	(3,054)	837
Leasing, parts and service receivables	1,660	3,517	(3,510)	1,667
Other receivables	1,079	17	(1,096)	-
Total	$3,805	$6,471	$(7,535)	$2,741

7.	FLOOR PLAN NOTES PAYABLE AND LINE OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased, and accounts receivable arising from the sale thereof. The Company’s BMO Floor Plan Credit Agreement with BMO Bank, N.A. provides for a loan commitment of up to $675.0million. The interest rate under the BMO Floor Plan Credit Agreement is the one-month SOFR, plus 1.20%. The effective interest rate applicable to the BMO Floor Plan Credit Agreement was approximately 5.69% as of December 31, 2024. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the BMO Floor Plan Credit Agreement.

The Company’s PFC Floor Plan Credit Agreement with PFC provides for a loan commitment of up to $800.0 million. The interest rate under the PFC Floor Plan Credit Agreement is the prime rate, minus 2.10%. The effective interest rate applicable to the PFC Floor Plan Credit Agreement was approximately 5.4% as of December 31, 2024. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the PFC Floor Plan Credit Agreement.

The Company’s RTC Canada Floor Plan Credit Agreement provides for a loan commitment of up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable on the first business day of each calendar month, payable monthly, at CORRA, plus 1.27%.

The Company finances all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement and the RTC Canada Floor Plan Agreement, under which BMO Bank, N.A., PFC and BMO pay the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the agreements are due when the related commercial vehicle inventory (collateral) is sold. The BMO Floor Plan Credit Agreement expires December 31, 2029, although BMO Bank, N.A. has the right to terminate the BMO Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. The PFC Floor Plan Credit Agreement expires December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2024, we had approximately $492.7 million outstanding under the PFC Floor Plan Credit Agreement. On December 31, 2024, the Company had approximately $389.3 million outstanding under its BMO Floor Plan Credit Agreement. The Company’s RTC Canada Floor Plan Credit Agreement expires September 14, 2026. On December 31, 2024, the Company had approximately $78.2 million CAD outstanding under the RTC Canada Floor Plan Agreement.

The Company’s weighted average interest rate for floor plan notes payable was 4.4% for the year ended December 31, 2024, and 3.3% for the year ended December 31, 2023, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2024	2023
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,427,196	$1,423,521
Vehicle sale-related accounts receivable	197,186	119,575
Total	$1,624,382	$1,543,096
Floor plan notes payable related to vehicles	$1,081,199	$1,139,744

Line of Credit

The Company has a line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2024, however, $18.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.2 million available for future borrowings as of December 31, 2024.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following variable interest rate term notes (in thousands):

	December 31,
	2024	2023
Total long-term debt, net of current maturities	$408,440	$414,002

As of December 31, 2024, long-term debt maturities were as follows (in thousands):

2025	$–
2026	188,440
2027	–
2028	–
2029	220,000
Thereafter	–
Total	$408,440

On September 14, 2021, the Company entered the WF Credit Agreement with the WF Lenders and the WF Agent. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, at (A) SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR plus (i) 1.25% or (ii) 1.5%, depending on the Company’s consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. The Company may terminate the commitments at any time. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

On November 1, 2023, the Company entered into the PLC Agreement with PFC. Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of the Company’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through its PacLease franchises. The Company may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, the Company must maintain a minimum balance of $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at the Company’s option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice.

On May 31, 2022, RTC Canada entered into the RTC Canada Revolving Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement, BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Revolving Credit Agreement bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires September 14, 2026.

The interest associated with the WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement is recorded in interest expense on the Consolidated Statement of Income. The WF Credit Agreement, PLC Agreement and RTC Canada Revolving Credit Agreement are general borrowing facilities, whereas prior to these credit agreements, interest expense associated with the Company’s lease and rental fleet was recorded in cost of sales as the borrowings were directly related to each lease and rental vehicle.

The BMO Floor Plan Credit Agreement and the WF Credit Agreement require the Company to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2024, the Company was in compliance with all debt covenants related to the BMO Floor Plan Credit Agreement and the WF Credit Agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2024, and 2023. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company’s accounting policy with respect to leases complies with ASU 842, Leases. The standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

A lease is classified as a finance lease if any of the following conditions exist on the date of lease commencement:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease provides the lessee an option to purchase the underlying asset, and that option is reasonably certain to be exercised.
●	The lease term is for a major part of the remaining economic life of the underlying asset.
●	The present value of the lease payments equals or exceeds the fair value of the underlying asset.
●	The underlying asset is of such a specialized nature that only the lessee can use it without major modifications.
●	The lessor expects to have no alternative use for the leased asset at the end of the lease.

The Company applied the practical expedients permitted under Topic 842, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one year to ten years. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $54.3 million for the year ended December 31, 2024, and $50.0 million for the year ended December 31, 2023.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2024, the Company guaranteed commercial vehicle residual values of approximately $69.8 million under operating lease and finance lease arrangements.

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

The Company leases facilities in Ontario, Canada from entities owned by the noncontrolling interest holder of RTC Canada. In 2024, the Company recorded approximately $2.0 million in operating lease expense related to these leases.

Lease Costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Year Ended
Component	Classification	December 31, 2024	December 31, 2023
Operating lease cost	SG&A expense	$15,630	$14,924
Operating lease cost	Lease and rental cost of products sold	9,102	5,981
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	26,525	24,655
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	5,454	5,454
Short-term lease cost	SG&A expense	133	191

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$30,187	$26,359
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$16,839	$17,693
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$18,339	$40,093

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2024, are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (in months)	38	99
Weighted-average discount rate	4.7%	4.9%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2024, are as follows (in thousands):

	Finance Leases	Operating Leases
2025	$43,603	$21,082
2026	32,510	20,345
2027	24,226	19,536
2028	19,998	17,399
2029	13,978	15,074
2030 and beyond	11,647	49,538
Total lease payments	$145,962	$142,974
Less: Imputed interest	(15,251)	(29,234)
Present value of lease liabilities	$130,711	$113,740

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2024, in the amount of $4.7 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental revenue to be received for non-cancelable leases and subleases in effect as of December 31, 2024, are as follows (in thousands):

2025	$202,852
2026	168,183
2027	136,892
2028	101,339
2029	64,276
Thereafter	36,119
Total	$709,661

Rental income during the year ended December 31, 2024, and 2023, consisted of the following (in thousands):

	2024	2023
Minimum rental payments	$310,052	$306,897
Nonlease payments	44,887	46,883
Total	$354,939	$353,780

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”), allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 16, 2023, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A common stock authorized for issuance thereunder by 600,000 shares. Under the Employee Stock Purchase Plan, there are approximately 886,509 shares remaining of the 4,650,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company issued 195,540 shares under the Employee Stock Purchase Plan during the year ended December 31, 2024, and 208,854 shares during the year ended December 31, 2023. Of the 7,391 employees eligible to participate, approximately 2,262 elected to participate in the plan as of December 31, 2024.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 1,125,000 shares of Class A common stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A common stock equivalent to a compensation value of $145,000; provided however, that directors may elect to receive up to 40% of the value of such grant in cash. In 2024, three non-employee directors each received a grant of 3,230 shares of the Company’s Class A common stock, three non-employee directors each received a grant of 1,938 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 2,261 shares of the Company’s Class A common stock and $43,499 cash, for total compensation equivalent to $145,000 each. In 2023, three non-employee directors each received a grant of 4,116 shares of the Company’s Class A common stock, two non-employee directors each received a grant of 2,469 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 2,880 shares of the Company’s Class A common stock and $43,500 cash, for total compensation equivalent to $145,000 each. One director who was appointed to the Company’s Board of Directors in October of 2024 received 1,501 shares of the Company’s Class A common stock at the time of appointment, for total compensation equivalent to $72,500. Under the Director Plan, there are approximately 162,533 shares remaining for issuance of the 1,125,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company granted 17,765 shares of Class A common stock under the Director Plan during the year ended December 31, 2024, and 21,667 shares of Class A common stock under the Director Plan during the year ended December 31, 2023.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014, May 16, 2017, May 12, 2020, and May 16, 2023. The number of shares available for issuance under the plan include 21,600,000 shares of Class A common stock and 9,000,000 shares of Class B common stock.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A common stock or 150,000 shares of Class B common stock. Each option granted pursuant to the 2007 Incentive Plan has a ten-year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 21,600,000 shares of Class A common stock and 9,000,000 shares of Class B common stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2024, approximately 3,189,695 shares of Class A common stock and 2,283,175 shares of Class B common stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B common stock upon the exercise of stock options or vesting of restricted stock awards. During the year ended December 31, 2024, the Company granted to employees 538,700 options to purchase Class A common stock and 398,525 restricted Class B common stock awards under the 2007 Incentive Plan. During the year ended December 31, 2023, the Company granted to employees 790,673 options to purchase Class A common stock and 551,138 shares of restricted Class B common stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted but are subject to vesting requirements.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases was $30.4 million for the year ended December 31, 2024, $30.4 million for the year ended December 31, 2023, and $25.3 million for the year ended December 31, 2022. Cash received from options exercised and shares purchased under all share-based payment arrangements was $25.4 million for the year ended December 31, 2024, $18.0 million for the year ended December 31, 2023, and $13.3 million for the year ended December 31, 2022.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value
Balance of Outstanding Options at January 1, 2024	5,822,298	$22.76
Granted	538,700	49.24
Exercised	(1,225,271)	15.10
Forfeited	(43,875)	36.02
Balance of Outstanding Options at December 31, 2024	5,091,852	$27.31	5.8	$139,915,484
Expected to vest after December 31, 2024	2,839,866	$34.85	7.4	$56,636,789
Vested and exercisable at December 31, 2024	2,239,878	$17.64	3.8	$83,208,675

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A common stock on December 31, 2024, which was $54.79. The total intrinsic value of options exercised was $47.3 million during the year ended December 31, 2024, $19.8 million during the year ended December 31, 2023, and $11.6 million during the year ended December 31, 2022.

The following table presents a summary of the status of the number of shares underlying the Company’s non-vested stock options as of December 31, 2024, and changes during the year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2024	3,304,171	$8.95
Granted	538,700	17.13
Vested	(946,022)	6.16
Forfeited	(43,875)	11.81
Non-vested at December 31, 2024	2,852,974	$11.37

The total fair value of vested options was $5.8 million during the year ended December 31, 2024, $5.8 million during the year ended December 31, 2023, and $5.9 million during the year ended December 31, 2022. The weighted-average grant date fair value of options granted was $17.13 per share during the year ended December 31, 2024, $11.82 per share during the year ended December 31, 2023, and $11.21 per share during the year ended December 31, 2022.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2024. The restricted stock awards granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards at December 31, 2024:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2024	1,074,392			$34.64
Granted	416,290			50.64
Vested	(547,963)			33.44
Forfeited	(7,500)			41.72
Outstanding non-vested at December 31, 2024	935,219	8.4	$50,913,322	$42.08
Expected to vest after December 31, 2024	934,378	8.4	$50,867,536	$42.08

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards during the year ended December 31, 2024, was $9.2 million. The weighted-average grant date fair value of stock awards granted was $50.64 per share during the year ended December 31, 2024, $36.97 per share during the year ended December 31, 2023, and $33.33 per share during the year ended December 31, 2022.

As of December 31, 2024, the Company had $12.4 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.1 years and $13.5 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”) that is available to all U.S. based employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. The Company’s policy is for the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $14.0 million during the year ended December 31, 2024, $13.3 million during the year ended December 31, 2023, and $12.1 million during the year ended December 31, 2022.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan was amended and restated effective May 18, 2021, in order to bring the plan into conformance with current “best” practices. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $28.1 million on December 31, 2024, and $24.8 million on December 31, 2023. The related cash surrender value of the life insurance contracts was $24.4 million on December 31, 2024, and $18.0 million on December 31, 2023.

The Company currently does not provide any post-retirement benefits, nor does it provide any post-employment benefits.

12.	EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and restricted stock awards that were outstanding during the period.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2024	2023	2022
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$304,153	$347,055	$391,382
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	79,058	81,089	83,100
Effect of dilutive securities−
Employee and director stock options and restricted share awards	2,759	2,631	2,627
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	81,818	83,720	85,727
Basic earnings per common share	$3.85	$4.28	$4.71
Diluted earnings per common share and common share equivalents	$3.72	$4.15	$4.57

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2024, 2023 and 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2024	2023	2022
Anti-dilutive options – weighted average	532	1,282	1,271

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes:
Domestic	$392,253	$455,288	$502,141
Foreign	5,562	6,773	7,186
Total	397,815	462,061	509,327
Current provision
Federal	$62,358	$87,270	$93,942
State	9,975	16,864	16,516
Foreign	702	2,265	2,523
Total	73,035	106,399	112,981
Deferred provision (benefit)
Federal	15,283	7,617	7,975
State	3,752	505	(565)
Foreign	775	(521)	(3,149)
Total	19,810	7,601	4,261
Provision for income taxes	$92,845	$114,000	$117,242

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income taxes at the federal statutory rate	$83,540	21.0%	$97,032	21.0%	$106,959	21.0%
State income taxes, net of federal benefit (a)	10,030	2.5	14,120	3.1	12,708	2.5
Tax effect of permanent differences	(1,212)	(0.3)	1,357	0.3	(488)	(0.1)
Foreign tax rate differential	271	0.1	266	0.0	(2134)	(0.4)
Other, net	216	0.0	1,225	0.3	197	0.0
Provision for income taxes	$92,845	23.3%	$114,000	24.7%	$117,242	23.0%
(a) State taxes in Texas, California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2024	2023
Deferred income tax (assets) liabilities:
Inventory	$(5,547)	$(5,215)
Accounts receivable	(517)	(436)
Vehicle finance lease obligations	(30,696)	(31,178)
Finance and operating leases - Liability	(27,522)	(29,446)
Stock options	(8,790)	(8,785)
Accrued liabilities	(5,604)	(4,653)
State net operating loss carry forward	(1,689)	(1,111)
State tax credit	29	(34)
Other	(6,108)	(6,167)
Finance and operating leases - Asset	26,970	29,031
Fixed assets and intangibles	238,390	217,565
Net deferred income tax liability	$178,916	$159,571

As of December 31, 2024, the Company had approximately $39.2 million in state net operating loss carry forwards that expire from 2030 to 2043, which result in a deferred tax asset of approximately $1.7 million. The Company has evaluated whether its state net operating losses are realizable and has not recorded a valuation allowance against them. The valuation allowance did not change over the prior year ending December 31, 2023.

The Company had unrecognized income tax benefits totaling $8.0 million as a component of accrued liabilities as of December 31, 2024, and $6.7 million as of December 31, 2023, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $197,700, $86,200, and $22,800 in interest expense. No amounts were accrued for penalties. The Company had approximately $530,000, $389,000 and $302,000 of interest accrued as of December 31, 2024, 2023 and 2022, respectively.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $26.1 million at December 2024 and $22.9 million at December 2023. Those earnings are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the distribution of untaxed earnings and profits.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2024, the tax years ended December 31, 2021 through 2024 remained subject to audit by federal tax authorities and the tax years ended December 31, 2020 through 2024, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2024	2023	2022
Unrecognized tax benefits at beginning of period	$6,771	$5,377	$4,309
Gross increases – tax positions in current year	1,937	2,582	2,025
Reductions due to lapse of statute of limitations	(645)	(1,188)	(957)
Unrecognized tax benefits at end of period	$8,063	$6,771	$5,377

14.	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of December 31, 2024, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

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

On May 2, 2022, the Company completed the acquisition of an additional 30% equity interest in RTC Canada, resulting in an 80% controlling interest in RTC Canada. The acquisition was accounted for as an acquisition achieved in stages under ASC 805, Business Combinations. The acquisition-date fair value of the previous 50% equity interest was $44.7 million, resulting in a gain of $7.0 million included in the line-item Other income (expense) on the Consolidated Statements of Income in the year ended December 31, 2022. The Company also recognized a reversal of deferred tax liabilities of $2.2 million and $0.6 million related to reclassification of the foreign currency translation adjustment related to the remeasurement of the Company’s previous equity method investment in RTC Canada.

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

Prior to May 2, 2022, the Company accounted for its 50% equity interest in RTC Canada as an equity-method investment. After the Company’s acquisition of the additional 30% equity interest on May 2, 2022, operations of RTC Canada are included in the accompanying consolidated financial statements.

16.	SEGMENTS:

The Company reports information based on operating segments identified in accordance with how the chief operating decision maker (“CODM”) evaluates business performance and allocates resources. As of the reporting period, the Company operates with one CODM: W.M. “Rusty” Rush, the Chief Executive Officer, President and Chairman of the Board.

As of the reporting period, The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships in the United States and Ontario, Canada that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts sales, service and collision center facilities; vehicle upfitting and financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s CODM considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

In addition to the Truck Segment, the Company generates revenue from two additional operating segments: Retail Tire Sales and Insurance Services. These operating segments do not meet the quantitative thresholds for separate reporting as specified under the guidance of ASU 2023-07. Therefore, they are consolidated under the “All Other” category in the segment disclosures below. These segments share accounting policies consistent with the summary of significant accounting policies.

There were no material intersegment sales for the years ended December 31, 2024, 2023, or 2022.

	Truck	All
	Segment	Other	Totals
2024
Revenues from external customers	$7,788,842	$15,904	$7,804,746
Cost of products sold	6,271,327	2,003	6,273,330
Controllable expenses	952,973	5,953	958,926
Allocated expenses	96,159	8,240	104,400
Segment operating income (loss)	$468,383	$(292)	$468,090
Other Income	583	–	583
Interest income	1,166	–	1,166
Interest expense	71,658	366	72,024
Income taxes	92,845	–	92,845
Net income (loss)	$305,628	$(658)	$304,970

Segment assets	4,561,583	55,964	4,617,547
Goodwill	424,933	2,560	427,493
Capital expenditures	432,400	647	433,047
Depreciation and amortization	68,031	518	68,549

	Truck	All
	Segment	Other	Totals
2023
Revenues from external customers	$7,909,230	$15,794	$7,925,024
Cost of products sold	6,329,629	2,305	6,331,934
Controllable expenses	789,109	4,907	794,016
Allocated expenses	278,117	8,576	286,693
Segment operating income (loss)	$512,375	$6	$512,381
Other Income	2,597	–	2,597
Interest income	777	–	777
Interest expense	53,324	370	53,694
Income taxes	114,000	–	114,000
Net income (loss)	$348,437	$(364)	$348,061

Segment assets	4,308,264	55,977	4,364,241
Goodwill	418,148	2,560	420,708
Capital expenditures	367,942	939	368,881
Depreciation and amortization	59,373	457	59,830

	Truck	All
	Segment	Other	Totals
2022
Revenues from external customers	$7,084,849	$16,821	$7,101,670
Cost of products sold	5,611,521	2,990	5,614,511
Controllable expenses	790,854	4,016	794,870
Allocated expenses	177,059	9,117	186,176
Segment operating income (loss)	$505,415	698	506,113
Other Income	22,338	–	22,338
Interest income	639	–	639
Interest expense	19,389	374	19,763
Income taxes	117,242	–	117,242
Net income (loss)	$391,761	$324	$392,085

Segment assets	3,769,007	52,059	3,821,066
Goodwill	413,803	2,560	416,363
Capital expenditures	242,503	557	243,060
Depreciation and amortization	55,354	311	55,665

17.	REVENUE:

The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	2024	2023	2022
Commercial vehicle sales revenue	$4,888,823	$4,957,969	$4,351,370
Parts revenue	1,440,452	1,493,903	1,436,981
Commercial vehicle repair service revenue	1,075,568	1,068,238	935,458
Finance revenue	8,942	11,665	16,992
Insurance revenue	13,049	12,606	12,749
Other revenue	22,973	26,863	25,863
Total	$7,449,807	$7,571,244	$6,779,413

The Company’s performance obligations are transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2024, or December 31, 2023. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and most other revenues are related to the Truck Segment.

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

The Company controls the commercial vehicle before it is transferred to the customer and it obtains all the remaining benefits from the commercial vehicle relating to the sale, ability to pledge the asset or hold the asset. The Company is a principal in all commercial vehicle transactions. The Company retains inventory risk, determines the selling price to the customer and delivers the commercial vehicle to the customer. The Company generally pays a commission to internal sales representatives for the sale of a commercial vehicle. The Company will continue to expense the commission and recognize it concurrently with the respective commercial vehicle sale revenue upon delivery of the commercial vehicle to a customer.

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

Any remaining performance obligations represent service orders for which work has not been completed. The Company’s service contracts are predominately short-term in nature with a contract term of one month or less. For those contracts, the Company has utilized the practical expedient in Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2022	$(4,130)
Foreign currency translation adjustment	1,967
Balance as of December 31, 2023	(2,163)
Foreign currency translation adjustment	(7,130)
Balance as of December 31, 2024	$(9,293)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated in USD using the average exchange rates monthly during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss and the statement of comprehensive income.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

San Antonio, Texas

February 21, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2024, and 2023;

Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022;

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and

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

3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

4.1

Specimen of certificate representing Common Stock (now Class B common stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A common stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 of the Company’s Form S-8 filed November 30, 2023

10.1+

Rush Enterprises, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.2+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.3+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.4+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 000-20797) filed December 31, 2023)

10.5+	Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 000-20797) filed December 31, 2023)

10.6+

Rush Enterprises, Inc. Deferred Compensation Plan (Amended and Restated Effective as of May 18, 2021) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.7+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.8+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.9+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.10

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.11

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated July 6, 2023. by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended September 30, 2023)

10.12

Fifth Amended and Restated Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.13

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.14

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 12, 2024, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto, Frost Bank and BMO Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.15

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.16

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.17

First Amendment to Credit Agreement, dated as of November 30, 2022 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 2, 2022)

10.18

Second Amendment to Credit Agreement, dated as of December 22, 2023 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 22, 2023)

10.19*	Third Amendment to Credit Agreement, dated as of December 17, 2024 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

10.20

Collateral Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. and the subsidiaries of Rush party thereto as borrowers in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.21

Guaranty Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.22

Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of November 1, 2023, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.23	Corporate Guarantee dated November 1, 2002, issued by Rush Enterprises, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.24	First Amendment to Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of April 9, 2024, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

10.25	Second Amendment to Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of December 16, 2024, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.26

Second Amended and Restated Promissory Note to PACCAR Leasing Company dated December 16, 2024 (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.27

Inventory Finance and Purchase Money Security Agreement, dated as of December 16, 2024, by and among Rush Peterbilt Truck Centers, Rush Enterprises, Inc., as agent and borrower representative of Rush Peterbilt Truck Centers and PACCAR Financial Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.28	Promissory Note to PACCAR Financial Corp. dated December 16, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.29

Corporate Guaranty dated December 16, 2024, issued by Rush Enterprises, Inc. in favor of PACCAR Financial Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.30

Bank of Montreal Revolving Lease and Rental Credit Agreement, dated May 31, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2022)

10.31

First Amendment to the BMO Lease and Rental Credit Agreement, dated as of June 1, 2024, by and among RTC-Canada, the Company and BMO (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

10.32

Amended and Restated Guaranty Agreement, dated as of July 15, 2022, between Rush Enterprises, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.33	First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of July 15, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 21, 2022)

10.34	First Amendment to First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of May 31, 2023, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.35	Second Amendment to the Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of June 1, 2024, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

10.36	Senior Advisor Agreement, effective as of November 1, 2024, by and among Rush Administrative Services, Inc., Rush Enterprises, Inc. and Michael J. McRoberts (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 30, 2024)

19.1*	Rush Enterprises, Inc Insider Trading Policy

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Rush Enterprises, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 000-20787) for the year ended December 3, 2023

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By:	s/ W. M.” RUSTY” RUSH	Date: February 21, 2025
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 21, 2025
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 21, 2025
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ Jason Wilder	Chief Operating Officer	February 21, 2025
Jason Wilder

/s/ THOMAS A. AKIN	Director	February 21, 2025
Thomas A. Akin

/s/ RAYMOND J. CHESS	Director	February 21, 2025
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 21, 2025
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 21, 2025
William H. Cary

/s/ ELAINE MENDOZA	Director	February 21, 2025
Elaine Mendoza

/s/ TROY A. CLARKE	Director	February 21, 2025
Troy A. Clarke

/s/ AMY BOERGER	Director	February 21, 2025
Amy Boerger

/s/ MICHAEL MCROBERTS	Director and Senior Advisor to the Company	February 21, 2025
Michael McRoberts