Form 10-Q
period 2025-03-31
RUSH ENTERPRISES INC \TX\
filed 2025-05-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2025.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	61,195,715
Class B Common Stock, $.01 Par Value	16,621,306

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$228,719	$228,131
Accounts receivable, net	295,009	345,346
Note receivable, affiliate	5,206	9,536
Inventories, net	1,886,071	1,787,744
Prepaid expenses and other	19,384	18,958
Total current assets	2,434,389	2,389,715
Property and equipment, net	1,637,169	1,615,635
Operating lease right-of-use assets, net	117,324	111,408
Goodwill, net	427,476	427,493
Other assets, net	71,583	73,296
Total assets	$4,687,941	$4,617,547

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,080,585	$1,081,199
Current maturities of finance lease obligations	38,516	38,476
Current maturities of operating lease obligations	17,153	15,866
Trade accounts payable	319,398	244,018
Customer deposits	97,186	109,751
Accrued expenses	142,510	160,809
Total current liabilities	1,695,348	1,650,119
Long-term debt, net of current maturities	403,681	408,440
Finance lease obligations, net of current maturities	88,138	92,235
Operating lease obligations, net of current maturities	102,584	97,874
Other long-term liabilities	29,440	28,060
Deferred income taxes, net	181,166	178,916
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2025 and 2024	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 62,551,809 Class A shares and 16,754,609 Class B shares outstanding in 2025; and 62,604,986 Class A shares and 16,662,633 Class B shares outstanding in 2024	830	824
Additional paid-in capital	598,058	587,639
Treasury stock, at cost: 1,718,463 Class A shares and 2,016,462 Class B shares in 2025; and 1,387,013 Class A shares and 1,783,806 Class B shares in 2024	(167,174)	(136,235)
Retained earnings	1,744,527	1,698,614
Accumulated other comprehensive income (loss)	(9,305)	(9,293)
Total Rush Enterprises, Inc. shareholders’ equity	2,166,936	2,141,549
Noncontrolling interest	20,648	20,354
Total shareholders’ equity	2,187,584	2,161,903
Total liabilities and shareholders’ equity	$4,687,941	$4,617,547

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues
New and used commercial vehicle sales	$1,130,770	$1,123,319
Aftermarket products and services sales	619,068	649,196
Lease and rental sales	90,253	87,921
Finance and insurance	5,212	5,394
Other	5,527	6,169
Total revenue	1,850,830	1,871,999
Cost of products sold
New and used commercial vehicle sales	1,030,533	1,006,100
Aftermarket products and services sales	397,743	412,254
Lease and rental sales	64,794	63,770
Total cost of products sold	1,493,070	1,482,124
Gross profit	357,760	389,875
Selling, general and administrative expense	248,803	263,665
Depreciation and amortization expense	17,256	15,750
Gain on sale of assets	168	150
Operating income	91,869	110,610
Other income (loss), net	(440)	177
Interest expense, net	12,863	17,973
Income before taxes	78,566	92,814
Income tax provision	17,949	21,325
Net income	60,617	71,489
Less: Net income (loss) attributable to noncontrolling interest	295	(119)
Net income attributable to Rush Enterprises, Inc.	$60,322	$71,608

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.76	$0.91
Diluted	$0.73	$0.88

Weighted average shares outstanding:
Basic	79,661	78,483
Diluted	82,381	81,454

Dividends declared per common share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$60,617	$71,489
Other comprehensive income (loss), net of tax:
Foreign currency translation	(12)	(1,891)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(12)	(1,891)
Comprehensive income	$60,605	$69,598
Less: Comprehensive income (loss) attributable to noncontrolling interest	295	(119)
Comprehensive income attributable to Rush Enterprises, Inc.	$60,310	$69,717

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	181	–	2	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	325	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	97	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(332)	(233)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	62,551	16,755	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	383	–	4	5,997	–	–	–	6,001	–	6,001
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,090	–	–	–	14,090	–	14,090
Vesting of restricted share awards	–	351	4	(9,486)	–	–	–	(9,482)	–	(9,482)
Issuance of common stock under employee stock purchase plan	97	–	1	3,354	–	–	–	3,355	–	3.355
Common stock repurchases	(128)	–	–	–	(5,627)	–	–	(5,627)	–	(5,627)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,467)	–	(10,467)	–	(10,467)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,964)	–	(2,964)	–	(2,964)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,891)	(1,891)	–	(1,891)
Net income	–	–	–	–	–	71,608	–	71,608	(119)	71,489
Balance, March 31, 2024	61,813	16,715	$815	$556,001	$(125,462)	$1,508,202	$(4,054)	$1,935,502	$19,418	$1,954,920

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$60,617	$71,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,491	56,834
Gain on sale of property and equipment	(168)	(150)
Stock-based compensation expense related to employee stock options and employee stock purchases	13,714	14,090
Provision for deferred income tax expense	2,250	71
Change in accounts receivable, net	50,342	(49,933)
Change in inventories, net	(77,041)	(215,506)
Change in prepaid expenses and other, net	(424)	(4,623)
Change in trade accounts payable	75,384	17,446
Change in customer deposits	(12,566)	(17,705)
Change in accrued expenses	(19,553)	(26,863)
Other, net	(520)	(203)
Net cash provided by (used in) operating activities	153,526	(155,053)
Cash flows from investing activities:
Acquisition of property and equipment	(108,410)	(79,136)
Proceeds from the sale of property and equipment	4,324	3,035
Change in notes receivable from affiliate	4,330	-
Other	3,255	6,913
Net cash used in investing activities	(96,501)	(69,188)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	(615)	110,172
Proceeds from long-term debt	288,446	698,754
Principal payments on long-term debt	(293,223)	(587,249)
Principal payments on finance lease obligations	(3,690)	(5,605)
Proceeds from issuance of shares related to employee stock options and employee stock purchases	6,153	9,360
Taxes paid related to net share settlement of equity awards	(9,442)	(9,486)
Payments of cash dividends	(14,409)	(13,868)
Common stock repurchased	(29,642)	(5,627)
Net cash provided by (used in) financing activities	(56,422)	196,451
Net (decrease) increase in cash, cash equivalents and restricted cash	603	(27,790)
Effect of exchange rate on cash	(15)	(30)
Cash, cash equivalents and restricted cash, beginning of period	228,131	183,725
Cash, cash equivalents and restricted cash, end of period	$228,719	$155,905
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,720	$18,630
Income taxes, net of refunds	$1,822	$518
Noncash investing and financing activities:
Assets acquired under finance leases	$4,855	$12,140

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $5.1 million as of March 31, 2025.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of March 31, 2025, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2025	2024
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$60,322	$71,608
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	79,661	78,483
Effect of dilutive securities– Employee and director stock options and restricted share awards	2,720	2,971
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	82,381	81,454
Basic earnings per common share	$0.76	$0.91
Diluted earnings per common share and common share equivalents	$0.73	$0.88

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2025 and 2024 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average anti-dilutive options	486	317

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $13.7 million for the three months ended March 31, 2025, and $14.1 million for the three months ended March 31, 2024.

As of March 31, 2025, the Company had $19.7 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $25.0 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2025, and December 31, 2024. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, not including extraordinary items.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2025 and 2024 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended March 31, 2025
Revenues from external customers	$1,847,106	$3,723	$1,850,830
Cost of products sold	1,492,706	363	1,493,070
Controllable expenses	191,190	2,965	194,156
Allocated expenses	71,336	399	71,735
Segment operating income (loss)	$91,874	$(5)	$91,869
Other Income	(440)	-	(440)
Interest income	674	-	674
Interest expense	13,447	91	13,538
Income taxes	17,949	-	17,949
Net income (loss)	$60,712	$(96)	$60,617
Segment assets	4,628,663	59,277	4,687,941
Capital expenditures	113,314	-	113,314
Depreciation and amortization	17,116	140	17,256

As of and for the three months ended March 31, 2024
Revenues from external customers	$1,876,325	$(4,326)	$1,871,999
Cost of products sold	1,481,654	470	1,482,124
Controllable expenses	198,366	3,145	201,510
Allocated expenses	77,241	514	77,754
Segment operating income (loss)	$119,065	$(8,454)	$110,610
Other Income	177	-	177
Interest income	200	-	200
Interest expense	18,082	92	18,174
Income taxes	21,325	-	21,325
Net income (loss)	$80,035	$(8,546)	$71,489
Segment assets	4,570,652	58,354	4,629,006
Capital expenditures	93,056	74	93,130
Depreciation and amortization	15,622	128	15,750

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $6.4 million as a component of accrued liabilities as of March 31, 2025 and December 31, 2024, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $530,000 accrued for the payment of interest as of March 31, 2025 and December 31, 2024. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2024, the tax years ended December 31, 2020 through 2023 remained subject to audit by federal tax authorities and the tax years ended December 31, 2019 through 2023, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
New and used commercial vehicles	$1,130,770	$1,123,319
Parts	363,442	373,426
Commercial vehicle repair services	255,626	275,770
Finance	2,030	2,074
Insurance	3,182	3,320
Other	5,527	6,169
Total	$1,760,577	$1,784,078

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2025. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and most other revenues are related to the Truck Segment.

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

Lease and rental income during the three months ended March 31, 2025 and March 31, 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Minimum rental payments	$79,686	$76,868
Nonlease payments	10,567	11,053
Total	$90,253	$87,921

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2024	$(9,293)
Foreign currency translation adjustment	(12)
Balance as of March 31, 2025	$(9,305)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the average exchange rates monthly during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in Accumulated other comprehensive income (loss) and the statements of comprehensive income (loss).

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2024	Provision For the Three Months Ended March 31, 2025	Write offs Against Allowance, net of Recoveries	Balance March 31, 2025

Commercial vehicle receivables	$237	$(68)	$19	$188
Manufacturers’ receivables	837	654	598	927
Leasing, parts and service receivables	1,667	393	492	1,405
Total	$2,741	$979	$1,108	$2,521

12 – Acquisition

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. International® is a registered trademark of International Motors, LLC (f/k/a Navistar, Inc.). Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Dennis Eagle® is a registered trademark of Dennis Eagle Limited. Cummins® is a registered trademark of Cummins, Inc. Blue Arc® is a registered trademark of The Shyft Group Inc. Battle Motors® is a registered trademark of Battle Motors, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada.  Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states.  We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”).  RTC Canada currently owns and operates 12 International dealership locations in Ontario.  The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 213,300 units in 2025, which would represent a 13.8% decrease compared to 2024.   The challenges that have plagued the industry for some time, including the ongoing freight recession and general economic uncertainty, have been exacerbated by increasing concerns related to U.S. trade policy, tariffs, and uncertainty concerning engine emissions regulations, causing many customers, particularly in the over-the-road segment, to delay vehicle purchases. Consequently, new Class 8 truck sales demand has softened significantly. We expect our U.S. market share of new Class 8 truck sales to range between 5.4% and 5.9% in 2025 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 11,500 to 12,500 new Class 8 trucks in 2025.  We expect to sell approximately 450 new Class 8 trucks in Canada in 2025.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 213,300 units in 2025, which would represent an 8.5% decrease compared to 2024.  We believe that most medium-duty customers will remain cautious in 2025 and will look to replace vehicles rather than expand their fleets. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.6% and 6.1% in 2025 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 12,000 to 13,000 new Class 4 through 7 commercial vehicles in 2025.  We expect to sell approximately 500 new Class 5 through 7 commercial vehicles in Canada in 2025.

We expect to sell approximately 2,000 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2025, and we expect lease and rental revenue to increase approximately 3.0% during 2025, compared to 2024.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, we expect that the same economic challenges that are negatively impacting new commercial vehicle sales will continue to negatively impact demand for Aftermarket Products and Services. We believe that our Aftermarket Products and Services revenues will be flat to down 2% in 2025, compared to 2024.

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

Results of Operations

The following discussion and analysis include our historical results of operations for the three months ended March 31, 2025, and 2024.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,

	2025	2024
Revenue
New and used commercial vehicle sales	61.1%	60.0%
Aftermarket products and services sales	33.4	34.7
Lease and rental sales	4.9	4.7
Finance and insurance	0.3	0.3
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	80.7	79.2
Gross profit	19.3	20.8
Selling, general and administrative	13.4	14.1
Depreciation and amortization	0.9	0.8
Gain on sale of assets	0.0	0.0
Operating income	5.0	5.9
Other income	0.0	0.0
Interest expense, net	0.7	1.0
Income before income taxes	4.3	4.9
Provision for income taxes	1.0	1.1
Net income	3.3	3.8
Net income attributable to noncontrolling interest	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.3%	3.8%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,

	2025	2024
Gross Profit:
New and used commercial vehicle sales	28.0%	30.1%
Aftermarket products and services sales	61.9	60.8
Lease and rental	7.1	6.2
Finance and insurance	1.5	1.4
Other	1.5	1.5
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended
	March 31,
	2025	2024	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,222	3,494	(7.8)
New medium-duty vehicles	3,329	3,331	(0.1)
New light-duty vehicles	470	456	3.1
Total new vehicle unit sales	7,021	7,281	(3.6)
Used vehicles	1,769	1,818	(2.7)
Vehicle revenues:
New heavy-duty vehicles	$625.8	$666.3	(6.1)
New medium-duty vehicles	378.4	333.6	13.4
New light-duty vehicles	29.3	27.5	6.6
Total new vehicle revenue	$1,033.4	$1,027.4	0.6
Used vehicle revenue	$90.8	$88.0	3.2
Other vehicle revenues:(1)	$6.5	$7.9	(17.7)
Absorption ratio:	128.6%	130.1%	(1.2)
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 128.6% absorption ratio for the first quarter of 2025, compared to a 130.1% absorption ratio for the first quarter of 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Total revenues decreased $21.2 million, or 1.1%, in the first quarter of 2025, compared to the first quarter of 2024. This decrease was primarily the result of decreased Aftermarket Products and Services revenue due to continued weak demand from over-the-road customers.

Our Aftermarket Products and Services revenues totaled $619.1 million in the first quarter of 2025, down 4.6% from the first quarter of 2024. The decrease in Aftermarket Parts and Services revenues was related to the continued freight recession, in addition to 2025 having one less working day than 2024, the completion of certain customer service projects and campaigns in 2024 that did not occur in 2025 and a decrease in business related to winter storms in January of 2025.

Revenues from sales of new and used commercial vehicles increased $7.5 million, or 0.7%, in the first quarter of 2025, compared to the first quarter of 2024. The slight increase in new commercial vehicle revenues was primarily the result of the mix of products sold.

We sold 3,222 new Class 8 trucks in the first quarter of 2025, a 7.8% decrease compared to 3,494 new Class 8 trucks sold in the first quarter of 2024. The decrease in new Class 8 truck sales was primarily related to the ongoing freight recession, high interest rates and general economic uncertainty, as well as concerns related to tariffs and U.S. trade policy. New U.S. Class 8 retail truck sales totaled 51,938 units in the first quarter of 2025, a decrease of 9.2% compared to the first quarter of 2024, according to ACT Research.

We sold 3,329 new Class 4 through 7 medium-duty commercial vehicles, including 310 buses, in the first quarter of 2025, a 0.1% decrease compared to 3,331 new medium-duty commercial vehicles, including 386 buses, in the first quarter of 2024. New U.S. Class 4 through 7 retail commercial vehicle sales totaled 52,897 units in the first quarter of 2025, up 0.3% compared to the first quarter of 2024, according to ACT Research.

We sold 470 light-duty vehicles in the first quarter of 2025, a 3.1% increase compared to 456 light-duty vehicles sold in the first quarter of 2024.

We sold 1,769 used commercial vehicles in the first quarter of 2025, a 2.7% decrease compared to 1,818 used commercial vehicles in the first quarter of 2024.

Commercial vehicle lease and rental revenues increased $2.3 million, or 2.7%, in the first quarter of 2025, compared to the first quarter of 2024. The increase in commercial vehicle lease and rental revenues was primarily due to an increase in the delivery of new leased vehicles, which was partially offset by a slight decrease in rental utilization.

Finance and insurance revenues decreased $0.2 million, or 3.4%, in the first quarter of 2025, compared to the first quarter of 2024. This decrease is primarily due to the mix of purchasers of commercial vehicles.  During the first quarter of 2025, most of our sales were to larger fleets, which usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleets, which comprised a smaller percentage of commercial vehicle sales during the first quarter of 2025. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $32.1 million, or 8.2%, in the first quarter of 2025, compared to the first quarter of 2024. This decrease is primarily related to decreased demand for Aftermarket Products and Services due to the continued freight recession, high interest rate and general economic uncertainty related to tariffs and U.S Trade Policy. Gross profit as a percentage of sales decreased to 19.3% in the first quarter of 2025, from 20.8% in the first quarter of 2024.

Gross margins from our Aftermarket Products and Services operations decreased to 35.8% in the first quarter of 2025, from 36.5% in the first quarter of 2024. Gross profit for the Aftermarket Products and Services departments decreased to $221.3 million in the first quarter of 2025, from $236.9 million in the first quarter of 2024. This decrease is primarily related to decreased demand due to difficult economic conditions impacting many of our customers. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.3% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2025 and 57.5% in the first quarter of 2024. Service and collision center operations represented 41.7% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2025 and 42.5% in the first quarter of 2024. We expect blended gross margins on Aftermarket Products and Services operations to range from 35.5% to 37.5% in 2025.

Gross margins on new Class 8 truck sales decreased to 9.0% in the first quarter of 2025, from 9.7% in the first quarter of 2024. In 2025, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.9% in the first quarter of 2025, from 9.3% in the first quarter of 2024. This decrease was primarily due to the mix of purchasers during the first quarter of 2025. For 2025, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 14.4% in the first quarter of 2025, from 21.6% in the first quarter of 2024. This decrease was primarily due to a change in sales mix between wholesale and retail. We expect margins on used commercial vehicles to range between 12.0% and 17.0% in 2025.

Gross margins from truck lease and rental sales increased to 28.2% in the first quarter of 2025, from 27.5% in the first quarter of 2024. This increase is primarily related to the delivery of new lease vehicles, which have lower operating costs. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2025. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $14.9 million, or 5.6%, in the first quarter of 2025, compared to the first quarter of 2024. This decrease primarily resulted from reductions to our operating expenses that occurred in the first half of 2024. SG&A expenses as a percentage of total revenues decreased to 13.4% in the first quarter of 2025, from 14.1% in the first quarter of 2024. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2025, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2025, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $5.1 million, or 28.4%, in the first quarter of 2025, compared to the first quarter of 2024. This decrease in interest expense is primarily the result of decreased inventory levels and lower interest rates compared to the first quarter of 2024. We expect net interest expense in 2025 to decrease compared to 2024, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $14.2 million, or 15.4%, in the first quarter of 2025, compared to the first quarter of 2024.

Income Taxes

Income taxes decreased $3.4 million, or 15.8%, in the first quarter of 2025, compared to the first quarter of 2024. We provided for taxes at a 22.8% effective rate in the first quarter of 2025 and 23.0% in the first quarter of 2024. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2025.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2025, we had working capital of approximately $751.3 million, including $228.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

We continually evaluate our liquidity and capital resources based upon: (i) our cash, cash equivalents and restricted cash on hand; (ii) the funds that we expect to generate through future operations; (iii) current and expected borrowing availability under our secured line of credit, working capital lines of credit available under certain of our credit agreements and our floor plan credit agreements; and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on March 31, 2025, however, $18.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.2 million available for future borrowings as of March 31, 2025.

Our floor plan credit agreements and our credit agreement with Wells Fargo Bank, National Association (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio.  As of March 31, 2025, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and our credit agreement with WF.  We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $250.0 million to $300.0 million for our leasing operations during 2025, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2025.

During the first quarter of 2025, we paid a cash dividend of $14.3 million. Additionally, on April 30, 2025, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B common stock, to be paid on June 12, 2025, to all shareholders of record as of May 12, 2025. The total dividend disbursement is estimated at approximately $14.4 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2024. Repurchases, if any, are made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of March 31, 2025, we had repurchased $37.4 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2025, and may be suspended or discontinued at any time.

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

We are currently under contract to construct a new facility on the land adjacent to our current location in Huntley, IL with a current budget of $23.8 million. We will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$154,198	$(155,053)
Investing activities	(97,173)	(69,188)
Financing activities	(56,422)	196,451
Effect of exchange rate changes on cash	(15)	(30)
Net (decrease) increase in cash	$603	$(27,790)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2025, operating activities resulted in net cash provided by operations of $153.5 million. Net cash provided by operating activities primarily consisted of $60.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $61.5 million, and stock-based compensation of $13.7 million. Cash used by operating activities included an aggregate of $16.6 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $75.4 million from the increase in accounts payable and $50.3 million from the decrease in accounts receivable, which was offset primarily by cash outflows of $77.0 million from the increase in inventories, $12.6 million from the decrease in customer deposits and $19.6 million from the decrease in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2024, operating activities resulted in net cash used in operations of $155.1 million. Net cash provided by operating activities primarily consisted of $71.5 million in net income, as well as non-cash adjustments related to depreciation and amortization of $56.8 million, and stock-based compensation of $14.1 million. Cash used by operating activities included an aggregate of $297.4 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $17.4 million from the increase in accounts payable, which was offset primarily by cash outflows of $215.5 million from the increase in inventories, $49.9 million from the increase in accounts receivable, $17.7 million from the decrease in customer deposits and $26.9 million from the increase in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

Cash Flows from Investing Activities

During the first quarter of 2025, cash used in investing activities was $97.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $109.1 million during the first three months of 2025 and consisted primarily of purchases of machinery and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $94.0 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first quarter of 2024, cash used in investing activities was $69.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $79.1 million during the first three months of 2025 and consisted primarily of purchases of machinery and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $52.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2025, financing activities resulted in net cash used in financing activities of $56.4 million, primarily related to $288.4 million from borrowings of long-term debt and $6.2 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $0.6 million from net draws on floor plan notes payable, non-trade, $293.2 million used for principal repayments of long-term debt and finance lease obligations, $29.6 million used for repurchases of common stock, $9.4 million for taxes paid related to net share settlement of equity awards and $14.4 million used for payment of cash dividends.

During the first quarter of 2024, financing activities resulted in net cash provided by financing activities of $196.5 million, primarily related to $110.2 million from net draws on floor plan notes payable, non-trade, $713.8 million from borrowings of long-term debt and $9.4 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $607.9 million used for principal repayments of long-term debt and finance lease obligations, $5.6 million used for repurchases of common stock, $9.5 million for taxes paid related to net share settlement of equity awards and $13.9 million used for payment of cash dividends.

On September 14, 2021, we entered into a credit agreement with WF, with the lenders signatory thereto (“WF Lenders”) and WF as administrative agent (the “Well Fargo Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On March 31, 2025, we had approximately $142.4 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (“the PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On March 31, 2025, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (“the RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On March 31, 2025, we had approximately $59.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the credit agreements described below.

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (“the PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On March 31, 2025, we had approximately $480.0 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (“the BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2025, we had approximately $368.1 million outstanding under the BMO Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (“the RTC Canada Floor Plan Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement (as amended), BMO agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On March 31, 2025, we had approximately $85.0 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Backlog

On March 31, 2025, our backlog of commercial vehicle orders was approximately $1,401.3 million, compared to a backlog of commercial vehicle orders of approximately $2,047.1 million on March 31, 2024. Given the current uncertainty regarding tariffs, we believe that certain commercial vehicle orders currently reflected in our backlog could be cancelled in the event that such tariffs are enacted and significantly increase the aggregate price that our customers will have to pay for such vehicles. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell most of our new heavy-duty commercial vehicles by customer special order, and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of March 31, 2025, and we expect to fill most of our backlog orders during 2025, assuming that the manufacturers we represent can meet their current production schedule.

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

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in the last ten years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 197,000 in 2016, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

We may also have liability in connection with materials that were sent to third party recycling, treatment, or disposal facilities under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of environmental impacts without regard to fault or the legality of the conduct that contributed to the impacts. Responsible parties under these statutes may include the owner or operator of the site where impacts occurred and companies that disposed, or arranged for the disposal, of the hazardous substances released at these sites. These responsible parties also may be liable for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

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

We are also subject to federal and state laws and regulations governing the commercial vehicle engine emissions. The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration on behalf of the U.S. Department of Transportation, have issued rules associated with reducing greenhouse gas (“GHG”) and Nitrogen Oxide (“NOx”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses. One of these rules, referred to herein as the “EPA 2027 Low NOx” rule, will require commercial vehicle engines to emit significantly less NOx than such engines do today, beginning in model year 2027. The EPA 2027 Low NOx rule also would increase the useful life of each vehicle and would require that manufacturers extend the warranty term of each vehicle to ensure that commercial vehicles remain compliant with the EPA’s emission standards as such vehicles age. In March 2024, the EPA issued an additional rule associated with reducing GHG emissions from heavy-duty trucks and buses for model years 2027 through 2032 (the “GHG-3” rule). While the GHG-3 rule claims to be technology neutral, in order to comply with the rule, commercial vehicle engine manufacturers would be required to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely reduce the number of diesel internal combustion engines (“ICE”) vehicles that could be manufactured over that time period. Similarly, the California Air Resources Board (“CARB”) has adopted rules and regulations that are intended to reduce NOx emissions (the “HD Omnibus” rule), phase out the sale of ICE commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles” (the “Advanced Clean Trucks” rule) and require fleets to purchase a certain number of “zero-emission vehicles” (the “Advanced Clean Fleet” rule). The EPA granted waivers to CARB with respect to the HD Omnibus and Advanced Clean Truck rules, each of which became effective in January 2024. CARB withdrew its request for a waiver from the EPA with respect to the Advanced Clean Fleet rule in January 2025, and thus, it is unlikely that this rule will become effective in the near future. In addition, the EPA asked Congress to review the previously granted waivers that CARB received with respect to the HD Omnibus and Advanced Clean Truck rules, and the U.S. House of Representatives recently passed resolutions to rescind such waivers pursuant to the Congressional Review Act. The U.S. Senate must now vote on the resolutions. However, if the U.S. Senate votes to approve the resolutions, it is expected that there will be multiple legal challenges regarding Congress’s authority to revoke the waivers. In addition, in March 2025, the EPA announced that it was reconsidering various previously approved engine emissions regulations, including the EPA 2027 Low NOx rule and the GHG-3 rule. With respect to the EPA’s engine emission rules, while it is widely expected that that the current GHG-3 rule will be revoked or modified by a branch of the federal government, it is less clear whether a branch of the federal government may attempt to revoke or modify the EPA 2027 Low NOx rule. It is also worth noting that there are currently multiple lawsuits pending where plaintiffs are challenging CARB’s rules on the basis that, amongst other things, such rules are preempted by other federal laws and that the EPA exceeded its authority in granting the waivers with respect to the HD Omnibus and Advanced Clean Truck rules. There are also multiple lawsuits pending where plaintiffs are challenging the GHG-3 rule on multiple grounds, including that the EPA exceeded its statutory authority in creating the rule.

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

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of March 31, 2025, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,329.0 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $13.3 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of March 31, 2025, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2024 Annual Report on Form 10-K (the “2024 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2024 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2025.

A summary of the Company’s stock repurchase activity for the first quarter of 2025 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2025	125,902	$55.21	(4)	125,902	$136,573,636
February 1 – February 28, 2025	83,696	56.25	(5)	83,696	131,863,396
March 1 – March 31, 2025	354,308	54.32	(6)	354,308	112,605,717
Total	564,106			564,106

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On December 2, 2024, we announced the approval of a new stock repurchase program, effective December 3, 2024, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 54,587 shares of Class A Common Stock at an average price paid per share of $54.98 and 71,315 shares of Class B Common Stock at an average price paid per share of $55.45.
(5)	Represents 23,009 shares of Class A Common Stock at an average price paid per share of $57.27 and 60,687 shares of Class B Common Stock at an average price paid per share of $55.86.
(6)	Represents 253,854 shares of Class A Common Stock at an average price paid per share of $53.83 and 100,654 shares of Class B Common Stock at an average price paid per share of $55.56.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits.

Exhibit	Exhibit Title
Number
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

RUSH ENTERPRISES, INC.

Date: May 9, 2025	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 9, 2025	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)