Form 10-Q
period 2025-06-30
RUSH ENTERPRISES INC \TX\
filed 2025-08-08
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2025.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	61,244,699
Class B Common Stock, $.01 Par Value	16,614,867

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$211,106	$228,131
Accounts receivable, net	310,469	345,346
Notes receivable from affiliate	3,881	9,536
Inventories, net	1,842,311	1,787,744
Prepaid expenses and other	27,936	18,958
Total current assets	2,395,703	2,389,715
Property and equipment, net	1,675,025	1,615,635
Operating lease right-of-use assets, net	126,262	111,408
Goodwill, net	441,967	427,493
Other assets, net	76,817	73,296
Total assets	$4,715,774	$4,617,547

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,088,779	$1,081,199
Current maturities of long-term debt	128	–
Current maturities of finance lease obligations	36,332	38,476
Current maturities of operating lease obligations	18,529	15,866
Trade accounts payable	297,425	244,018
Customer deposits	107,716	109,751
Accrued expenses	169,540	160,809
Total current liabilities	1,718,449	1,650,119
Long-term debt, net of current maturities	412,845	408,440
Finance lease obligations, net of current maturities	87,045	92,235
Operating lease obligations, net of current maturities	110,259	97,874
Other long-term liabilities	32,366	28,060
Deferred income taxes, net	179,779	178,916
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2025 and 2024	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,123,036 Class A shares and 16,614,652 Class B shares outstanding in 2025; and 62,604,986 Class A shares and 16,662,633 Class B shares outstanding in 2024	831	824
Additional paid-in capital	607,783	587,639
Treasury stock, at cost: 3,243,834 Class A shares and 2,156,419 Class B shares in 2025; and 1,387,013 Class A shares and 1,783,806 Class B shares in 2024	(253,317)	(136,235)
Retained earnings	1,802,812	1,698,614
Accumulated other comprehensive income	(4,278)	(9,293)
Total Rush Enterprises, Inc. shareholders’ equity	2,153,831	2,141,549
Noncontrolling interest	21,200	20,354
Total shareholders’ equity	2,175,031	2,161,903
Total liabilities and shareholders’ equity	$4,715,774	$4,617,547

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
New and used commercial vehicle sales	$1,191,504	$1,300,308	$2,322,274	$2,423,627
Aftermarket products and services sales	636,258	627,431	1,255,326	1,276,627
Lease and rental sales	93,124	87,646	183,377	175,567
Finance and insurance	5,552	5,937	10,764	11,331
Other	4,269	5,706	9,796	11,875
Total revenue	1,930,707	2,027,028	3,781,537	3,899,027
Cost of products sold
New and used commercial vehicle sales	1,087,644	1,179,819	2,118,177	2,185,919
Aftermarket products and services sales	397,011	392,133	794,754	804,387
Lease and rental sales	66,381	62,687	131,175	126,457
Total cost of products sold	1,551,036	1,634,639	3,044,106	3,116,763
Gross profit	379,671	392,389	737,431	782,264
Selling, general and administrative expense	251,981	251,368	500,784	515,033
Depreciation and amortization expense	17,611	16,492	34,867	32,242
Gain (loss) on sale of assets	127	(48)	295	102
Operating income	110,206	124,481	202,075	235,091
Other (expense) income	(372)	44	(812)	221
Interest expense, net	12,726	19,464	25,589	37,437
Income before taxes	97,108	105,061	175,674	197,875
Income tax provision	24,119	26,278	42,068	47,603
Net income	72,989	78,783	133,606	150,272
Less: Net income attributable to noncontrolling interest	551	122	846	3
Net income attributable to Rush Enterprises, Inc.	$72,438	$78,661	$132,760	$150,269

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.93	$1.01	$1.68	$1.91
Diluted	$0.90	$.97	$1.63	$1.84

Weighted average shares outstanding:
Basic	78,300	78,270	78,991	78,706
Diluted	80,487	80,778	81,445	81,467

Dividends declared per common share	$0.18	$0.17	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income	$72,989	$78,783	$133,606	$150,272
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,027	(873)	5,015	(2,764)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	5,027	(873)	5,015	(2,764)
Comprehensive income	$78,016	$77,910	$138,621	$147,508
Less: Comprehensive income attributable to noncontrolling interest	551	122	846	3
Comprehensive income attributable to Rush Enterprises, Inc.	$77,465	$77,788	$137,775	$147,505

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’ Equity
	Class A	Class B					Income (Loss)	Equity	Interest
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	181	–	2	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	325	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	97	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(332)	(233)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	62,551	16,755	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584
Stock options exercised and stock awards	97	–	1	1,709	–	–	–	1,710	–	1,710
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,289	–	–	–	8,289	–	8,289
Vesting of restricted share awards	–	–	–	(273)	–	–	–	(273)	–	(273)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(1,525)	(140)	–	–	(86,143)	–	–	(86,143)	–	(86,143)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,994)	–	(10,994)	–	(10,994)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,159)	–	(3,159)	–	(3,159)
Foreign currency translation adjustment	–	–	–	–	–	–	5,027	5,027	–	5,027
Net income	–	–	–	–	–	72,438	–	72,438	551	72,989
Balance, June 30, 2025	61,123	16,615	$831	$607,783	$(253,317)	$1,802,812	$(4,278)	$2,153,831	$21,200	$2,175,031

	Common Stock Shares Outstanding		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’ Equity
	Class A	Class B					Income (Loss)	Equity	Interest
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	383	–	4	5,997	–	–	–	6,001	–	6,001
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,090	–	–	–	14,090	–	14,090
Vesting of restricted share awards	–	351	4	(9,486)	–	–	–	(9,482)	–	(9,482)
Issuance of common stock under employee stock purchase plan	97	–	1	3,354	–	–	–	3,355	–	3.355
Common stock repurchases	(128)	–	–	–	(5,627)	–	–	(5,627)	–	(5,627)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,467)	–	(10,467)	–	(10,467)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,964)	–	(2,964)	–	(2,964)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,891)	(1,891)	–	(1,891)
Net income	–	–	–	–	–	71,608	–	71,608	(119)	71,489
Balance, March 31, 2024	61,813	16,715	$815	$556,001	$(125,462)	$1,508,202	$(4,054)	$1,935,502	$19,418	$1,954,920
Stock options exercised and stock awards	134	–	1	2,098	–	–	–	2,099	–	2,099
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,515	–	–	–	5,515	–	5,515
Vesting of restricted share awards	–	–	–	(10)	–	–	–	(10)	–	(10)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(78)	(15)	–	–	(3,953)	–	–	(3,953)	–	(3,953)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,523)	–	(10,523)	–	(10,523)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,024)	–	(3,024)	–	(3,024)
Foreign currency translation adjustment	–	–	–	–	–	–	(873)	(873)	–	(873)
Net income	–	–	–	–	–	78,661	–	78,661	122	78,783
Balance, June 30, 2024	61,869	16,700	$816	$563,604	$(129,415)	$1,573,316	$(4,927)	$2,003,394	$19,540	$2,022,934

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$133,606	$150,272
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	124,522	114,318
Gain on sale of property and equipment, net	(295)	(102)
Stock-based compensation expense related to employee equity awards and employee stock purchases	22,003	19,605
Deferred income tax expense	552	1,499
Change in accounts and notes receivable, net	40,697	(34,041)
Change in inventories, net	10,193	(63,376)
Change in prepaid expenses and other, net	(8,055)	(7,593)
Change in trade accounts payable	52,875	3,885
Change in customer deposits	(2,625)	(49,151)
Change in accrued expenses	8,616	(19,418)
Other, net	(927)	(373)
Net cash provided by operating activities	381,162	115,525
Cash flows from investing activities:
Acquisition of property and equipment	(222,275)	(172,522)
Proceeds from the sale of property and equipment	7,221	3,139
Change in notes receivable from affiliate	5,655	–
Business acquisition, net of cash acquired	(24,119)	–
Other	1,298	8,255
Net cash used in investing activities	(232,220)	(161,128)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	(12,047)	88,404
Proceeds from long-term debt	644,359	1,184,870
Principal payments on long-term debt	(642,459)	(1,200,797)
Principal payments on finance lease obligations	(8,243)	(8,486)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	7,862	11,460
Taxes paid related to net share settlement of equity awards	(9,714)	(9,497)
Payments of cash dividends	(28,930)	(27,232)
Common stock repurchased	(117,082)	(9,542)
Net cash provided by financing activities	(166,254)	29,180
Net decrease in cash, cash equivalents and restricted cash	(17,312)	(16,423)
Effect of exchange rate on cash	287	(36)
Cash, cash equivalents and restricted cash, beginning of period	228,131	183,725
Cash, cash equivalents and restricted cash, end of period	$211,106	$167,266
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,724	$40,235
Income taxes, net of refunds	$20,539	$37,151
Noncash activities:
Assets acquired under finance leases	$12,247	$19,448

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

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $5.1 million as of June 30, 2025.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of June 30, 2025, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on its financial position or results of operations.  However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$72,438	$78,661	$132,760	$150,269
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	78,300	78,270	78,991	78,706
Effect of dilutive securities– Employee stock options and restricted stock awards	2,187	2,508	2,454	2,761
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	80,487	80,778	81,445	81,467
Basic earnings per common share	$0.93	$1.01	$1.68	$1.91
Diluted earnings per common share and common share equivalents	$0.90	$0.97	$1.63	$1.84

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2025, and 2024, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average anti-dilutive stock options	951	860	718	589

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and grant price for restricted stock awards and included in selling, general and administrative expense, was $7.2 million for the three months ended June 30, 2025, and $5.5 million for the three months ended June 30, 2024. Stock-based compensation expense, included in selling, general and administrative expense, was $22.0 million for the six months ended June 30, 2025, and was $19.6 million for the six months ended June 30, 2024.

As of June 30, 2025, the Company had $17.1 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.4 years and $20.1 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2025, and December 31, 2024. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 2. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, variable interest rates, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. Thus, the carrying amount of such debt approximates fair value.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2025 and 2024 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended June 30, 2025
Revenues from external customers	$1,926,222	$4,485	$1,930,707
Cost of products sold	1,550,455	581	1,551,036
Controllable expenses	219,008	2,407	221,415
Allocated expenses	47,110	941	48,050
Segment operating income (loss)	$109,649	$556	$110,206
Other Income	(372)	-	(372)
Interest income	365	-	365
Interest expense	13,000	91	13,091
Income taxes	24,119	-	24,119
Net income (loss)	$72,523	$465	$72,989
Segment assets	4,653,484	62,290	4,715,774
Capital expenditures	125,146	526	125,672
Depreciation and amortization	17,463	148	17,611

As of and for the six months ended June 30, 2025
Revenues from external customers	$3,773,566	$7,971	$3,781,537
Cost of products sold	3,043,162	945	3,044,106
Controllable expenses	436,216	3,751	439,968
Allocated expenses	92,428	2,962	95,388
Segment operating income (loss)	$201,760	$315	$202,075
Other Income	(812)	-	(812)
Interest income	1,039	-	1,039
Interest expense	26,447	182	26,629
Income taxes	42,068	-	42,068
Net income (loss)	$133,473	$133	$133,606
Segment assets	4,653,484	62,290	4,715,774
Capital expenditures	238,460	526	238,986
Depreciation and amortization	34,578	288	34,867

As of and for the three months ended June 30, 2024
Revenues from external customers	$2,022,756	$4,272	$2,027,028
Cost of products sold	1,634,108	531	1,634,639
Controllable expenses	217,818	1,719	219,537
Allocated expenses	46,277	2,095	48,372
Segment operating income (loss)	$124,553	$(73)	$124,481
Other Income	44	-	44
Interest income	342	-	342
Interest expense	19,713	92	19,806
Income taxes	26,278	-	26,278
Net income (loss)	$78,948	$(165)	$78,783
Segment assets	4,446,418	60,108	4,506,526
Capital expenditures	100,048	-	100,048
Depreciation and amortization	16,363	129	16,492

As of and for the six months ended June 30, 2024
Revenues from external customers	$3,890,803	$8,224	$3,899,027
Cost of products sold	3,115,761	1,002	3,116,763
Controllable expenses	447,433	3,217	450,649
Allocated expenses	92,269	4,254	96,524
Segment operating income (loss)	$235,340	$(249)	$235,091
Other Income	221	-	221
Interest income	543	-	543
Interest expense	37,796	184	37,980
Income taxes	47,603	-	47,603
Net income (loss)	$150,705	$(433)	$150,272
Segment assets	4,446,418	60,108	4,506,526
Capital expenditures	193,178	-	193,178
Depreciation and amortization	31,985	257	32,242

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $8.0 million as a component of accrued liabilities as of June 30, 2025 and December 31, 2024, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million accrued for the payment of interest as of June 30, 2025 and December 31, 2024. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2025, the tax years ended December 31, 2021 through 2024 remained subject to audit by federal tax authorities and the tax years ended December 31, 2020 through 2024, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Commercial vehicle sales revenue	$1,191,504	$1,300,308	$2,322,274	$2,423,627
Parts revenue	372,748	365,032	736,190	738,458
Commercial vehicle repair service revenue	263,510	262,399	519,136	538,169
Finance revenue	2,100	2,387	4,130	4,462
Insurance revenue	3,452	3,550	6,634	6,869
Other revenue	4,269	5,706	9,796	11,875
Total	$1,837,583	$1,939,382	$3,598,160	$3,723,460

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2025. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Lease and rental income during the three and six months ended June 30, 2025 and June 30, 2024 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Minimum rental payments	$81,827	$76,362	$161,513	$153,229
Nonlease payments	11,297	11,284	21,864	22,338
Total	$93,124	$87,646	$183,377	$175,567

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2024	$(9,293)
Foreign currency translation adjustment	(12)
Balance as of March 31, 2025	$(9,305)
Foreign currency translation adjustment	5,027
Balance as of June 30, 2025	$(4,278)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the monthly average exchange rates during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive income (loss) and the statement of comprehensive income.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2024	Provision for the Six Months Ended June 30, 2025	Write offs Against Allowance, net of Recoveries	Balance June 30, 2025

Commercial vehicle receivables	$237	$(190)	$-	$47
Manufacturers’ receivables	837	1,940	1,812	1,007
Leasing, parts and service receivables	1,667	577	405	1,613
Other receivables	-	15	(11)	4
Total	$2,741	$2,342	$2,206	$2,671

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

On June 16, 2025, the Company acquired 100% of the outstanding shares of Leeds Transit, Inc. The acquisition included commercial vehicle dealership locations in Elgin and Woodstock Ontario and a sales office in St-Roch-de-l’Achigan, Quebec, IC Bus and Collins Bus franchises, along with commercial vehicle and parts inventory. The transaction was valued at approximately $25.6 million, with the purchase price paid in cash and with borrowings made pursuant to the RTC Canada’s floor plan credit agreement.

13 – Subsequent Events

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, due to the timing of enactment, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBA’s impact on its consolidated financial statements and the results of such evaluations will be reflected in the Company's future filings with the SEC.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states. We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”). RTC Canada currently owns and operates 12 International dealership and 2 IC Bus dealership locations in Ontario. RTC Canada also sells IC Busses in Quebec and the Maritimes. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 221,400 units in 2025, which would represent a 10.5% decrease compared to 2024. The ongoing freight recession and general economic uncertainty in addition to uncertainty with respect to U.S. trade policy and engine emission regulations, continues to weigh on the industry and impact demand for new commercial vehicles. While we expect that new Class 8 truck sales to vocational customers will remain strong through the end of the year, we also expect continued weak demand from our over-the-road customer, our largest customer segment. We expect our U.S. market share of new Class 8 truck sales to range between 5.4% and 5.9% in 2025 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 12,000 to 13,000 new Class 8 trucks in 2025.  We expect to sell approximately 400 new Class 8 trucks in Canada in 2025.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 231,300 units in 2025, which would represent a 10.2% decrease compared to 2024.  We believe that demand for medium-duty commercial vehicle will remain solid, at least through the third quarter. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.8% and 6.3% in 2025 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 13,400 to 14,600 new Class 4 through 7 commercial vehicles in 2025.  We expect to sell approximately 900 new Class 5 through 7 commercial vehicles in Canada in 2025.

We expect to sell approximately 2,500 light-duty vehicles and approximately 6,500 to 7,500 used commercial vehicles in 2025, and we expect lease and rental revenue to increase approximately 5.0% during 2025, compared to 2024.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, despite a difficult operating environment, we experienced a slight increase in demand during the second quarter from most of our customer segments, including owner-operators and small fleets, which we believe is a potential signal of improving demand ahead. We believe that our Aftermarket Products and Services revenues will remain flat in the third quarter, with the potential for modest growth. However, there is too much uncertainty to provide a reliable outlook for the remainder of the year, as potential changes in U.S. trade policy may have a material impact – either positive or negative – on customer demand.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2025 and 2024.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
New and used commercial vehicle sales	61.7%	64.1%	61.4%	62.2%
Aftermarket products and services sales	33.0	31.0	33.0	32.7
Lease and rental sales	4.8	4.3	5.0	4.5
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.2	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.3	80.6	80.5	79.9
Gross profit	19.7	19.4	19.5	20.1
Selling, general and administrative	13.1	12.4	13.2	13.2
Depreciation and amortization	0.9	0.8	0.9	0.8
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	5.7	6.2	5.3	6.0
Other income	0.0	0.0	0.0	0.0
Interest (income) expense, net	0.7	1.0	0.8	1.0
Income before income taxes	5.0	5.2	4.5	5.1
Provision for income taxes	1.2	1.3	0.9	1.2
Net income	3.8	3.9	3.6	3.9
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.8%	3.9%	3.6%	3.9%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross Profit:
New and used commercial vehicle sales	27.4%	30.7%	27.7%	30.4%
Aftermarket products and services sales	63.0	60.0	62.4	60.4
Lease and rental sales	7.0	6.4	7.1	6.3
Finance and insurance	1.5	1.5	1.5	1.5
Other	1.1	1.4	1.3	1.4
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,259	4,128	(21.1)%	6,481	7,622	(15.0)%
New medium-duty vehicles	3,803	3,691	3.0%	7,132	7,022	1.5%
New light-duty vehicles	703	537	30.9%	1,173	993	18.1%
Total new vehicle unit sales	7,765	8,356	(7.1)%	14,786	15,637	(5.5)%
Used vehicles	1,715	1,723	(0.5)%	3,484	3,541	(1.6)%
Vehicle revenue:
New heavy-duty vehicles	$632.2	789.2	(19.9)%	$1,258.0	1,455.5	(13.6)%
New medium-duty vehicles	413.7	388,8	6.4%	792.0	722.5	9.6%
New light-duty vehicles	42.6	32.8	29.9%	71.8	60.2	19.3%
Total new vehicle revenue	$1,088.4	$1,210.8	(10.1)%	$2,121.8	$2,238.2	(5.2)%
Used vehicle revenue	$95.0	$80.4	18.2%	$185.8	$168.4	10.4%
Other vehicle revenue(1)	$8.1	$9.2	(19.4)%	$14.7	$39.4	(62.7)%
Dealership absorption ratio:	135.5%	134.0%	1.1%	132.1%	135.3%	(2.4)%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 135.5% absorption ratio for the second quarter of 2025 compared to a 134.0% absorption ratio for the second quarter of 2024.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

Total revenues decreased $96.3 million, or 4.8%, in the second quarter of 2025, compared to the second quarter of 2024. This decrease was primarily the result of decreased new Class 8 truck sales revenue due to continued weak demand from over-the-road customers.

Our Aftermarket Products and Services revenues increased $8.8 million, or 1.4%, in the second quarter of 2025, compared to the second quarter of 2024. The increase in Aftermarket Parts and Services revenues was primarily a result of a slight increase in demand.

Revenues from sales of new and used commercial vehicles decreased $108.8 million, or 8.4%, in the second quarter of 2025, compared to the second quarter of 2024. This decrease was primarily the result of decreased new Class 8 truck sales revenue due to the timing of several large fleet deliveries that occurred in the second quarter of 2024 and continued weak demand from over-the-road customers.

We sold 3,178 new Class 8 trucks in the second quarter of 2025 in the United States, a 20.3% decrease compared to 3,985 new Class 8 trucks in the second quarter of 2024.  We sold 81 new Class 8 heavy-duty trucks in the second quarter of 2025 in Canada, a 43.4% decrease compared to 143 new Class 8 heavy-duty trucks in the second quarter of 2024. The decline in our new Class 8 truck sales on a year-over-year basis in the second quarter was largely due to the timing of several large fleet deliveries that occurred in the second quarter of 2024 and continued weak demand from our over-the-road customers.

We sold 3,626 new Class 4 through 7 commercial vehicles, including 359 buses, in the second quarter of 2025 in the United States, a 1.0% increase compared to 3,591 new medium-duty commercial vehicles, including 351 buses, in the second quarter of 2024. We sold 177 Class 5 through 7 commercial vehicles in the second quarter of 2025 in Canada, a 77.0% increase compared to 100 new Class 5 through 7 commercial vehicles in the second quarter of 2024. The slight increase in new Class 4 through 7 commercial vehicle sales in the United States was primarily a result of consistent demand and our ability to meet customer needs with our bodied-up inventory.

We sold 703 light-duty vehicles in the second quarter of 2025, a 30.9% increase compared to 537 light-duty vehicles sold in the second quarter of 2024. We sold 1,715 used commercial vehicles in the second quarter of 2025, a 0.5% decrease compared to 1,723 used commercial vehicles sold in the second quarter of 2024.

Commercial vehicle lease and rental revenues increased $5.5 million, or 6.3%, in the second quarter of 2025, compared to the second quarter of 2024. This increase in commercial vehicle lease and rental revenues was primarily due to the addition of new vehicles to our lease fleet and consistent demand from lease customers.

Finance and insurance revenues decreased $0.4 million, or 6.5%, in the second quarter of 2025, compared to the second quarter of 2024. This decrease is primarily due to the decrease in new Class 8 truck sales and the tightening of credit for used trucks.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $12.7 million, or 3.2%, in the second quarter of 2025, compared to the second quarter of 2024. Gross profit as a percentage of sales increased to 19.7% in the second quarter of 2025, from 19.4% in the second quarter of 2024. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 61.7% in the second quarter of 2025, from 64.1% in the second quarter of 2024. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 33.0% in the second quarter of 2025, from 31.0% in the second quarter of 2024.

Gross margins from our Aftermarket Products and Services operations increased to 37.6% in the second quarter of 2025, from 37.5% in the second quarter of 2024. Gross profit from our Aftermarket Products and Services operations increased to $239.2 million in the second quarter of 2025, from $235.3 million in the second quarter of 2024. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 61.3% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2025 and 58.4% in the second quarter of 2024. Service and collision center operations represented 38.7% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2025 and 38.8% in the second quarter of 2024. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 37.5% in 2025.

Gross margins on new Class 8 commercial vehicle sales decreased to 8.5% in the second quarter of 2025, from 8.6% in the second quarter of 2024. The decrease in new Class 8 truck margins was primarily due to continued weak demand from over-the-road customers and an uncertain regulatory environment. In 2025, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.5% in the second quarter of 2025, from 8.4% in the second quarter of 2024. This decrease was primarily due to change in the mix of purchasers. For 2025, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 16.9% in the second quarter of 2025, from 19.2% in the second quarter of 2024. This decrease was primarily due to the mix of purchasers. We expect margins on used commercial vehicles to range between 12.0% and 17.0% in 2025.

Gross margins from truck lease and rental sales increased to 28.7% in the second quarter of 2025, from 28.5% in the second quarter of 2024. This increase was primarily related to decreased maintenance costs due to a lower average age of the leasing fleet. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2025. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $0.6 million, or 0.2%, in the second quarter of 2025, compared to the second quarter of 2024. SG&A expenses as a percentage of total revenues increased to 13.1% in the second quarter of 2025, from 12.4% in the second quarter of 2024. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2025, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2025, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $6.7 million, or 34.6%, in the second quarter of 2025, compared to the second quarter of 2024. This decrease in interest expense is a result of a decrease in our vehicle inventory levels and lower interest rates on our variable rate debt compared to the second quarter of 2024. We expect net interest expense in 2025 to decrease compared to 2024, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $8.0 million, or 7.6%, in the second quarter of 2025, compared to the second quarter of 2024.

Income Taxes

Income taxes decreased $2.2 million, or 8.2%, in the second quarter of 2025, compared to the second quarter of 2024. We provided for taxes at a 24.8% effective rate in the second quarter of 2025 and 24.5% in the second quarter of 2024. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2025.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024.”

Total revenues decreased $117.5 million, or 3.0%, in the first six months of 2025, compared to the first six months of 2024.

Sales of new and used commercial vehicles decreased $101.4 million, or 4.2%, in the first six months of 2025, compared to the first six months of 2024.

Aftermarket Products and Services revenues decreased $21.3 million, or 1.7%, in the first six months of 2025, compared to the first six months of 2024.

We sold 6,481 new Class 8 heavy-duty trucks in the first six months of 2025 in the United States, a 14.3% decrease compared to 7,622 new Class 8 heavy-duty trucks in the first six months of 2024. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 4.8% in the first six months of 2025, compared to the first six months of 2024. We sold 149 new Class 8 heavy-duty trucks in the first six months of 2025 in Canada, a 35.5% decrease compared to 231 new Class 8 heavy-duty trucks in the first six months of 2024.

We sold 6,830 new Class 4 through 7 medium-duty commercial vehicles, including 669 buses, in the United States in the first six months of 2025. This result remained relatively flat compared to 6,829 new Class 4 through 7 medium-duty commercial vehicles, including 734 buses, in the first six months of 2024. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. decreased approximately 6.6% in the first six months of 2025, compared to the first six months of 2024. We sold 302 new Class 5 through 7 medium-duty commercial vehicles in the first six months of 2025 in Canada, a 56.5% increase compared to 193 new Class 5 through 7 medium-duty commercial vehicles in the first six months of 2024.

We sold 1,173 new light-duty vehicles in the first six months of 2025, an 18.1% increase compared to 993 new light-duty vehicles sold in the first six months of 2024.

We sold 3,356 used commercial vehicles in the first six months of 2025, a 3.2% decrease compared to 3,541 used commercial vehicles in the first six months of 2024.

Truck lease and rental revenues increased $7.8 million, or 4.4%, in the first six months of 2025, compared to the first six months of 2024.

Finance and insurance revenues decreased $0.5 million, or 5.0%, in the first six months of 2025, compared to the first six months of 2024.

Gross Profit

Gross profit decreased $44.8 million, or 5.7%, in the first six months of 2025, compared to the first six months of 2024. Gross profit as a percentage of sales was 19.5% in the first six months of 2025 and 20.1% in the first six months of 2024.

Gross margins from Aftermarket Products and Services operations decreased to 36.7% in the first six months of 2025, from 37.0% in the first six months of 2024. Gross profit for Aftermarket Products and Services was $460.6 million in the first six months of 2025, compared to $472.2 million in the first six months of 2024. Gross profit from parts sales represented 59.0% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2025 and 58.1% in the first six months of 2024. Service and collision center operations represented 41.0% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2025 and 41.9% in the first six months of 2024.

Gross margins on new Class 8 heavy-duty truck sales decreased to 8.8% in the first six months of 2025, from 9.1% in the first six months of 2024.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales decreased to 7.7% in the first six months of 2025, from 8.8% in the first six months of 2024.

Gross margins on used commercial vehicle sales decreased to 15.7% in the first six months of 2025, from 20.5% in the first six months of 2024.

Gross margins from truck lease and rental sales increased to 28.5% in the first six months of 2025, from 28.0% in the first six months of 2024.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $14.2 million, or 2.8%, in the first six months of 2025, compared to the first six months of 2024. SG&A expenses remained flat at 13.2% of total revenue in the first six months of 2025, compared to 2024.

Interest (Income) Expense, Net

Net interest expense decreased $11.8 million, or 31.6%, in the first six months of 2025, compared to the first six months of 2024.

Income before Income Taxes

Income before income taxes decreased $22.2 million, or 11.2%, in the first six months of 2025, compared to the first six months of 2024.

Provision for Income Taxes

Income taxes decreased $5.5 million, or 11.6%, in the first six months of 2025, compared to the first six months of 2024. We provided for taxes at a 23.8% rate in the first six months of 2025 and a 24.1% rate in the first six months of 2024.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2025, we had working capital of approximately $694.8 million, including $211.1 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on June 30, 2025, however, $18.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.3 million available for our future borrowings as of June 30, 2025.

Certain of our long-term debt, floor plan financing agreements and our credit agreement with Wells Fargo Bank, National Association the (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio, and the fixed charge coverage ratio. As of June 30, 2025, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the credit agreement with WF. We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $275.0 million to $325.0 million for our leasing operations during 2025, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2025.

During the second quarter of 2025, we paid a cash dividend of $14.3 million. Additionally, on July 30, 2025, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B common stock, to be paid on September 12, 2025, to all shareholders of record as of August 12, 2025, which represents a 5.6% increase compared to the cash dividend we paid in the first quarter of 2025. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2024. On May 29, 2025, the Company announced an increase of $50 million to its existing stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $200 million of its shares of common stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of June 30, 2025, we had repurchased $121.4 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2025, and may be suspended or discontinued at any time.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$381,162	$115,525
Investing activities	(232,220)	(161,128)
Financing activities	(166,254)	29,180
Net (decrease) increase in cash	$(17,312)	$(16,423)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2025, operating activities resulted in net cash provided by operations of $381.2 million. Net cash provided by operating activities primarily consisted of $133.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $124.5 million, stock-based compensation of $22.0 million and cash inflows for deferred income tax expense of $0.5 million. Cash provided by operating activities included an aggregate of $107.7 million net changes in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $52.9 million from the increase in accounts payable, $40.7 million from the decrease in accounts receivable and $10.2 million from the decrease in inventories, which were offset by cash outflows of $8.1 million from the increase in other assets, $2.6 million from the decrease in customer deposits and $8.6 million from the increase in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first six months of 2025, cash used in investing activities was $232.2 million. Cash flows used in investing activities consisted primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $222.3 million during the first six months of 2025 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $182.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first six months of 2024, cash used in investing activities was $161.1 million. Cash flows used in investing activities consisted primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $172.5 million during the first six months of 2024 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $140.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade.  During the first six months of 2025, financing activities resulted in net cash used by financing activities of $166.3 million, primarily related to cash inflows of $7.9 million from the issuance of shares related to equity compensation plans and borrowings of $644.4 million of long-term debt.  These cash inflows were offset by $642.5 million used for principal repayments of long-term debt and capital lease obligations, $9.7 million for taxes related to net share settlement of equity awards, $117.1 million used for repurchases of common stock, $12.0 million used for net payments on floor plan notes payable and $28.9 million used for payment of cash dividends.  The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

On September 14, 2021, we entered into a credit agreement with WF, with the lenders signatory thereto (“WF Lenders”) and WF as administrative agent (the “Well Fargo Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2026, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On June 30, 2025, we had approximately $137.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On June 30, 2025, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On June 30, 2025, we had approximately $118.3 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

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

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On June 30, 2025, we had approximately $480.0 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2025, we had approximately $359.0 million outstanding under the BMO Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement (as amended), BMO originally agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 13, 2025, the RTC Canada Floor Plan Credit Agreement was amended to increase the loan commitment to $171.7 million CAD. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On June 30, 2025, we had approximately $113.1 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Backlog

On June 30, 2025, our backlog of commercial vehicle orders was approximately $967.0 million, as compared to a backlog of commercial vehicle orders of approximately $1,812.1 million on June 30, 2024. The decrease in our backlog primarily reflects the difficult industry conditions caused by the ongoing freight recession and general economic uncertainty, in addition to uncertainty with respect to U.S. trade policy and engine emissions regulations, which are negatively impacting demand for new commercial vehicles. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of June 30, 2025, and we expect to fill most of our backlog orders during 2025.

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

Our operations involving the use, handling, storage, and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and provincial statutes. Pursuant to these laws, federal state and provincial environmental agencies have established approved methods for handling, storage, treatment, transportation, and disposal of regulated substances with which we must comply. Our business also involves the operation and use of aboveground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

We are also subject to federal and state laws and regulations governing commercial vehicle engine emissions. The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration on behalf of the U.S. Department of Transportation, previously issued rules associated with reducing greenhouse gas (“GHG”) and Nitrogen Oxide (“NOx”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses. One of these rules, referred to herein as the “EPA 2027 Low NOx” rule, requires commercial vehicle engines to emit significantly less NOx than most such engines do today, beginning in model year 2027. In March 2024, the EPA issued an additional rule associated with reducing GHG emissions from heavy-duty trucks and buses for model years 2027 through 2032 (the “GHG-3” rule). While the GHG-3 rule claims to be technology neutral, in order to comply with the rule, commercial vehicle engine manufacturers would be required to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely reduce the number of diesel internal combustion engines (“ICE”) vehicles that could be manufactured over that time period. Similarly, the California Air Resources Board (“CARB”) has adopted rules and regulations that are intended to reduce NOx emissions (the “HD Omnibus” rule), phase out the sale of ICE commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles” (the “Advanced Clean Trucks” rule) and require fleets to purchase a certain number of “zero-emission vehicles” (the “Advanced Clean Fleet” rule).

The EPA previously granted waivers to CARB with respect to the HD Omnibus and Advanced Clean Truck rules, each of which became effective in January 2024. CARB withdrew its request for a waiver from the EPA with respect to the Advanced Clean Fleet rule in January 2025. Further, in February 2025, the EPA asked Congress to review the previously granted waivers that CARB received with respect to the HD Omnibus and Advanced Clean Truck rules. Congress voted to rescind the waivers, and in June 2025, President Trump signed Congress’ resolutions rescinding the waivers. The State of California and ten other states are currently challenging Congress’ authority to revoke the waivers. In addition, in July 2025, the EPA issued a proposal to rescind President Obama’s 2009 findings that GHG emissions endanger public human health and that vehicle emissions contribute to the GHG emissions (the “2009 Endangerment Finding”). The EPA’s proposal is currently out for public comment, but it is widely expected that that the GHG-3 rule will be repealed. In addition, it is also widely expected that the EPA 2027 Low NOx rule will be modified or repealed during 2025. It is also worth noting that there are currently multiple lawsuits pending where plaintiffs are challenging CARB’s rules on the basis that, amongst other things, such rules are preempted by other federal laws and that the EPA exceeded its authority in granting the waivers with respect to the HD Omnibus and Advanced Clean Truck rules. There are also multiple lawsuits pending where plaintiffs are challenging the GHG-3 rule on multiple grounds, including that the EPA exceeded its statutory authority in creating the rule.

In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, International, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. It is not clear at this time if the Clean Truck Partnership will survive in light of all of the legal challenges questioning CARB’s authority to regulate engine emissions regulations, in addition to legal challenges to the Clean Truck Partnership itself. A group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030, although multiple of these states have recently announced plans to delay various aspects of CARB’s regulations. If CARB were to prevail in its legal challenges against Congress’ recission of the EPA waivers, attaining CARB’s goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Additional regulations, or CARB’s enforcement of its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CORRA, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CORRA and the PLC Agreement is based on the prime rate. As of June 30, 2025, we had floor plan borrowings and borrowings from BMO Harris, WF, PLC and BMO in the amount of $1,335.1 million. Assuming an increase or decrease in SOFR, CORRA or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $13.3 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of June 30, 2025, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2025.

A summary of the Company’s stock repurchase activity for the second quarter of 2025 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)(4)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2025	1,482,555	$51.40	(5)	1,482,555	$36,362,581
May 1 – May 31, 2025	148,477	50.07	(6)	148,477	28,923,805
June 1 – June 30, 2025	5,606	48.96	(7)	5,606	28,649,311
Total	1,636,638			1,636,638

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 2, 2024, we announced the approval of a new stock repurchase program, effective December 3, 2024, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)

On May 29, 2025, we announced the approval of a $50.0 million increase to the stock repurchase program, effective May 29, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $200.0 million of our shares of Class A common stock and/or Class B common stock.

(5)	Represents 1,349,252 shares of Class A Common Stock at an average price paid per share of $50.92 and 133,303 shares of Class B Common Stock at an average price paid per share of $56.23.
(6)	Represents 141,823 shares of Class A Common Stock at an average price paid per share of $49.70 and 6,654 shares of Class B Common Stock at an average price paid per share of $57.87.
(7)	Represents 5,606 shares of Class A Common Stock at an average price paid per share of $48.96.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

Third Amendment to the First Amended and Restate BMO Wholesale Financing and Security Agreements, dated as of June 13, 2025, by and between Rush Truck Centres of Canada, Ltd. and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 13, 2025)

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

RUSH ENTERPRISES, INC.

Date: August 8, 2025	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 8, 2025	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)