Form 10-Q
period 2025-09-30
RUSH ENTERPRISES INC \TX\
filed 2025-11-07
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2025.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	60,643,501
Class B Common Stock, $.01 Par Value	16,437,909

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$242,005	$228,131
Accounts receivable, net	268,228	345,346
Notes receivable from affiliate	6,706	9,536
Inventories, net	1,662,256	1,787,744
Prepaid expenses and other	38,127	18,958
Total current assets	2,217,322	2,389,715
Property and equipment, net	1,693,629	1,615,635
Operating lease right-of-use assets, net	123,756	111,408
Goodwill, net	440,754	427,493
Other assets, net	77,601	73,296
Total assets	$4,553,062	$4,617,547

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,007,092	$1,081,199
Current maturities of long-term debt	125	–
Current maturities of finance lease obligations	36,093	38,476
Current maturities of operating lease obligations	18,407	15,866
Trade accounts payable	280,647	244,018
Customer deposits	102,123	109,751
Accrued expenses	178,119	160,809
Total current liabilities	1,622,606	1,650,119
Long-term debt, net of current maturities	263,007	408,440
Finance lease obligations, net of current maturities	89,603	92,235
Operating lease obligations, net of current maturities	108,095	97,874
Other long-term liabilities	34,555	28,060
Deferred income taxes, net	198,449	178,916
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2025 and 2024	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,274,139 Class A shares and 16,566,260 Class B shares outstanding in 2025; and 62,604,986 Class A shares and 16,662,633 Class B shares outstanding in 2024	834	824
Additional paid-in capital	628,080	587,639
Treasury stock, at cost: 3,358,784 Class A shares and 2,204,811 Class B shares in 2025; and 1,387,013 Class A shares and 1,783,806 Class B shares in 2024	(262,495)	(136,235)
Retained earnings	1,854,537	1,698,614
Accumulated other comprehensive (loss)	(6,457)	(9,293)
Total Rush Enterprises, Inc. shareholders’ equity	2,214,499	2,141,549
Noncontrolling interest	22,248	20,354
Total shareholders’ equity	2,236,747	2,161,903
Total liabilities and shareholders’ equity	$4,553,062	$4,617,547

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
New and used commercial vehicle sales	$1,134,856	$1,163,255	$3,457,130	$3,586,882
Aftermarket products and services sales	642,658	633,045	1,897,984	1,909,672
Lease and rental sales	93,304	89,129	276,681	264,696
Finance and insurance	5,575	5,780	16,339	17,111
Other	4,372	4,924	14,168	16,799
Total revenue	1,880,765	1,896,133	5,662,302	5,795,160
Cost of products sold
New and used commercial vehicle sales	1,034,698	1,053,512	3,152,875	3,239,431
Aftermarket products and services sales	403,811	399,973	1,198,565	1,204,360
Lease and rental sales	67,504	63,607	198,679	190,064
Total cost of products sold	1,506,013	1,517,092	4,550,119	4,633,855
Gross profit	374,752	379,041	1,112,183	1,161,305
Selling, general and administrative expense	256,403	239,741	757,187	754,774
Depreciation and amortization expense	18,155	19,134	53,022	51,376
Gain (loss) on disposition of assets	(164)	588	131	690
Operating income	100,030	120,754	302,105	355,845
Other income (expense)	(438)	149	(1,250)	370
Interest expense, net	11,718	17,664	37,307	55,101
Income before taxes	87,874	103,239	263,548	301,114
Income tax provision	20,136	23,819	62,204	71,422
Net income	67,738	79,420	201,344	229,692
Less: Net income attributable to noncontrolling interest	1,048	288	1,894	291
Net income attributable to Rush Enterprises, Inc.	$66,690	$79,132	$199,450	$229,401

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.85	$1.00	$2.53	$2.91
Diluted	$0.83	$0.97	$2.46	$2.81

Weighted average shares outstanding:
Basic	78,235	79,216	78,759	78,878
Diluted	80,593	81,884	81,167	81,607

Dividends declared per common share	$0.19	$0.18	$0.55	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$67,738	$79,420	$201,344	$229,692
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,179)	958	2,836	(1,806)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(2,179)	958	2,836	(1,806)
Comprehensive income	$65,559	$80,378	$204,180	$227,886
Less: Comprehensive income attributable to noncontrolling interest	1,048	288	1,894	291
Comprehensive income attributable to Rush Enterprises, Inc.	$64,511	$80,090	$202,286	$227,595

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive Income	Total Rush Enterprises, Shareholders’	Non-controlling	Total Shareholders’
	Class A Class B		Value	Capital	Stock	Earnings	(Loss)	Equity	Interest	Equity
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	181	–	2	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	325	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	97	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(332)	(233)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	62,551	16,755	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584
Stock options exercised and stock awards	97	–	1	1,709	–	–	–	1,710	–	1,710
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,289	–	–	–	8,289	–	8,289
Vesting of restricted share awards	–	–	–	(273)	–	–	–	(273)	–	(273)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(1,525)	(140)	–	–	(86,143)	–	–	(86,143)	–	(86,143)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,994)	–	(10,994)	–	(10,994)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,159)	–	(3,159)	–	(3,159)
Foreign currency translation adjustment	–	–	–	–	–	–	5,027	5,027	–	5,027
Net income	–	–	–	–	–	72,438	–	72,438	551	72,989
Balance, June 30, 2025	61,123	16,615	$831	$607,783	$(253,317)	$1,802,812	$(4,278)	$2,153,831	$21,200	$2,175,031
Stock options exercised and stock awards	179	–	2	11,665	–	–	–	11,667	–	11,667
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,814	–	–	–	4,814	–	4,814
Issuance of common stock under employee stock purchase plan	87	–	1	3,818	–	–	–	3,819	–	3,819
Common stock repurchases	(115)	(48)	–	–	(9,178)	–	–	(9,178)	–	(9,178)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,639)	–	(11,639)	–	(11,639)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,326)	–	(3,326)	–	(3,326)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,179)	(2,179)	–	(2,179)
Net income	–	–	–	–	–	66,690	–	66,690	1,048	67,738
Balance, September 30, 2025	61,274	16,566	$834	$628,080	$(262,495)	$1,854,537	$(6,457)	$2,214,499	$22,248	$2,236,747

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

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$201,344	$229,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,390	175,461
Gain on sale of property and equipment	(131)	(690)
Stock-based compensation expense related to stock options and employee stock purchases	26,817	24,897
Provision for deferred income tax expense	19,344	11,129
Change in accounts receivable, net	82,580	(30,478)
Change in inventories, net	206,451	(108,066)
Change in prepaid expenses and other, net	(18,301)	(5,266)
Change in trade accounts payable	36,310	11,590
Change in customer deposits	(7,995)	(58,231)
Change in accrued expenses	15,422	(22,257)
Other, net	(1,286)	(513)
Net cash provided by operating activities	748,945	227,268
Cash flows from investing activities:
Acquisition of property and equipment	(318,828)	(304,231)
Proceeds from the sale of property and equipment	7,379	9,098
Change in notes receivable from affiliate	2,830	–
Business acquisition, net of cash acquired	(24,262)	(16,363)
Other	2,664	5,668
Net cash used in investing activities	(330,217)	(305,828)
Cash flows from financing activities:
Draws (repayments) on floor plan notes payable – non-trade, net	(91,618)	146,042
Proceeds from long-term debt	838,730	1,621,288
Principal payments on long-term debt	(985,239)	(1,634,543)
Principal payments on finance lease obligations	(12,282)	(12,556)
Proceeds from employee stock options and stock purchases	15,026	20,232
Taxes paid related to net share settlement of equity awards	(1,392)	(9,496)
Payments of cash dividends	(43,727)	(41,230)
Common stock repurchased	(124,443)	(9,809)
Net cash provided (used in) by financing activities	(404,945)	79,928
Net increase(decrease) in cash, cash equivalents and restricted cash	13,783	1,368
Effect of exchange rate on cash	91	(20)
Cash, cash equivalents and restricted cash, beginning of period	228,131	183,725
Cash, cash equivalents and restricted cash, end of period	$242,005	$185,073
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,617	$60,105
Income taxes, net of refunds	$42,542	$64,065
Noncash investing and financing activities:
Assets acquired under finance leases	$24,538	$21,714

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $5.7 million as of September 30, 2025.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of September 30, 2025, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$66,690	$79,132	$199,450	$229,401
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	78,235	79,216	78,759	78,878
Effect of dilutive securities– Employee and director stock options and restricted share awards	2,358	2,668	2,408	2,729
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	80,593	81,884	81,167	81,607
Basic earnings per common share	$0.85	$1.00	$2.53	$2.91
Diluted earnings per common share and common share equivalents	$0.83	$0.97	$2.46	$2.81

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2025 and 2024 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average anti-dilutive options	747	573	728	583

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and grant price for restricted stock awards included in selling, general and administrative expense, was $4.8 million for the three months ended September 30, 2025, and $5.3 million for the three months ended September 30, 2024. Stock-based compensation expense included in selling, general and administrative expense, was $26.8 million for the nine months ended September 30, 2025, and $24.9 million for the nine months ended September 30, 2024.

As of September 30, 2025, the Company had $15.2 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $16.7 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due to their short-term nature or the existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2025, and December 31, 2024. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

In addition to the Truck Segment, the Company generates revenue from two additional operating segments: Retail Tire Sales and Insurance Services. These operating segments do not meet the quantitative thresholds for separate reporting as specified under the guidance of ASC 280-10. Therefore, they are consolidated under the “All Other” category in the segment disclosures below. These segments share accounting policies consistent with the summary of significant accounting policies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, not including extraordinary items.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2025 and 2024 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended September 30, 2025
Revenues from external customers	$1,876,793	$3,972	$1,880,765
Cost of products sold	1,505,469	544	1,506,013
Controllable expenses	223,311	1,488	224,799
Allocated expenses	47,876	2,047	49,923
Segment operating income (loss)	$100,137	$(107)	$100,030
Other Income (loss)	(438)	-	(438)
Interest income	586	-	586
Interest expense	12,209	95	12,304
Income taxes	20,136	-	20,136
Net income (loss)	$67,940	$(202)	$67,738
Segment assets	4,492,954	60,108	4,553,062
Capital expenditures	108,811	-	108,811
Depreciation and amortization	18,006	149	18,155

As of and for the nine months ended September 30, 2025
Revenues from external customers	$5,650,359	$11,943	$5,662,302
Cost of products sold	4,548,630	1,489	4,550,119
Controllable expenses	670,744	4,705	675,449
Allocated expenses	129,086	5,543	134,629
Segment operating income (loss)	$301,899	$206	$302,105
Other Income (loss)	(1,250)	-	(1,250)
Interest income	1,409	-	1,409
Interest expense	38,439	277	38,716
Income taxes	62,204	-	62,204
Net income (loss)	$201,415	$(71)	$201,344
Segment assets	4,492,954	60,108	4,553,062
Capital expenditures	349,242	-	349,242
Depreciation and amortization	52,585	437	53,022
As of and for the three months ended September 30, 2024
Revenues from external customers	$1,891,777	$4,356	$1,896,133
Cost of products sold	1,516,568	524	1,517,092
Controllable expenses	216,711	1,298	218,009
Allocated expenses	37,946	2,332	40,278
Segment operating income (loss)	$120,552	$202	$120,754
Other Income (loss)	149	-	149
Interest income	479	-	479
Interest expense	18,051	91	18,142
Income taxes	23,820	-	23,820
Net income (loss)	$79,309	$111	$79,420
Segment assets	4,494,444	58,617	4,553,061
Capital expenditures	135,660	-	135,660
Depreciation and amortization	19,006	128	19,134

As of and for the nine months ended September 30, 2024
Revenues from external customers	$5,782,579	$12,580	$5,795,159
Cost of products sold	4,632,329	1,525	4,633,855
Controllable expenses	664,143	4,515	668,658
Allocated expenses	130,215	6,587	136,802
Segment operating income (loss)	$355,892	$(47)	$355,845
Other Income (loss)	370	-	370
Interest income	780	-	780
Interest expense	55,606	275	55,881
Income taxes	71,422	-	71,422
Net income (loss)	$230,014	$(322)	$229,692
Segment assets	4,494,444	58,617	4,553,061
Capital expenditures	328,839	-	328,839
Depreciation and amortization	50,991	385	51,376

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $8.0 million as a component of accrued liabilities as of September 30, 2025 and December 31, 2024, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million accrued for the payment of interest as of September 30, 2025 and December 31, 2024. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2025, the tax years ended December 31, 2021 through 2024 remained subject to audit by federal tax authorities and the tax years ended December 31, 2020 through 2024, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Commercial vehicle sales	$1,134,856	$1,163,255	$3,457,130	$3,586,882
Parts revenue	381,628	350,896	1,117,818	1,089,354
Commercial vehicle repair service	261,030	282,149	780,166	820,318
Finance	2,336	2,254	6,466	6,715
Insurance	3,239	3,526	9,873	10,396
Other	4,372	4,924	14,168	16,799
Total	$1,787,461	$1,807,004	$5,385,621	$5,530,464

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2025. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of Other revenues are related to the Truck Segment.

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

Lease and rental income during the three and nine months ended September 30, 2025 and September 30, 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Minimum rental payments	$81,809	$77,729	$243,321	$230,958
Nonlease payments	11,495	11,400	33,360	33,738
Total	$93,304	$89,129	$276,681	$264,696

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2024	$(9,293)
Foreign currency translation adjustment	(12)
Balance as of March 31, 2025	$(9,305)
Foreign currency translation adjustment	5,027
Balance as of June 30, 2025	$(4,278)
Foreign currency translation adjustment	(2,179)
Balance as of September 30, 2025	$(6,457)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the monthly average exchange rates during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders' equity in accumulated other comprehensive income (loss) and the statement of comprehensive income.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2024	Provision for the Nine Months Ended September 30, 2025	Write offs Against Allowance, net of Recoveries	Balance September 30, 2025
Commercial vehicle receivables	$237	$(191)	$-	$46
Manufacturers’ receivables	837	1,932	1,820	1,007
Leasing, parts and service receivables	1,667	309	741	1,513
Other receivables	-	14	(12)	2
Total	$2,741	$2,064	$2,549	$2,568

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

On June 16, 2025, the Company acquired 100% of the outstanding shares of Leeds Transit, Inc. The acquisition included IC Bus and Collins Bus franchised commercial vehicle dealership locations in Elgin and Woodstock, Ontario and a sales office in St-Roch-de-l’Achigan, Quebec, along with commercial vehicle and parts inventory. The transaction was valued at approximately $25.6 million, with the purchase price paid in cash and with borrowings made pursuant to the RTC Canada’s floor plan credit agreement.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 126 franchised Rush Truck Centers in 23 states. We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”). RTC Canada currently owns and operates 12 International dealership and 2 IC Bus dealership locations in Ontario. RTC Canada also sells IC Busses in Quebec and the Maritimes. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 216,300 units in 2025, which would represent a 12.5% decrease compared to 2024. The ongoing freight recession and uncertainty with respect to U.S. trade policy and engine emission regulations, continues to weigh on the industry and impact demand for new commercial vehicles. While we expect that new Class 8 truck sales to vocational customers will remain solid through the end of the year, we also expect continued weak demand from our over-the-road customers, our largest customer segment. We expect our U.S. market share of new Class 8 truck sales to range between 5.4% and 5.9% in 2025 based on A.C.T. Research’s current forecast of 216,300.  This market share percentage would result in the sale of approximately 11,700 to 12,800 new Class 8 trucks in 2025.  We expect to sell approximately 350 new Class 8 trucks in Canada in 2025.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 227,225 units in 2025, which would represent a 11.8% decrease compared to 2024.  We believe that demand for medium-duty commercial vehicles will remain stable through the end of the year. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.5% and 6.0% in 2025 based on A.C.T. Research’s current forecast of 227,225.  This market share percentage would result in the sale of approximately 12,500 to 13,600 new Class 4 through 7 commercial vehicles in 2025.  We expect to sell approximately 1,000 new Class 5 through 7 commercial vehicles in Canada in 2025.

We expect to sell approximately 2,600 to 2800 light-duty vehicles and approximately 6,500 used commercial vehicles in 2025, and we expect lease and rental revenue to increase approximately 4.5% during 2025, compared to 2024.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, despite a difficult operating environment, we achieved a slight increase in revenue during the third quarter of 2025, compared to the third quarter of 2024. We believe that our Aftermarket Products and Services revenues will remain flat to slightly down in the fourth quarter, compared to the third quarter of 2025.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2025 and 2024.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
New and used commercial vehicle sales	60.3%	61.3%	61.1%	61.9%
Aftermarket products and services sales	34.2	33.4	33.5	33.0
Lease and rental sales	5.0	4.7	4.8	4.5
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.2	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.1	80.0	80.4	80.0
Gross profit	19.9	20.0	19.6	20.0
Selling, general and administrative	13.6	12.6	13.4	13.0
Depreciation and amortization	1.0	1.0	0.9	0.9
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	5.3	6.4	5.3	6.1
Other income	0.0	0.0	0.0	0.0
Interest expense, net	0.6	0.9	0.7	0.9
Income before income taxes	4.7	5.5	4.7	5.2
Provision for income taxes	1.1	1.3	1.1	1.2
Net income	3.6	4.2	3.6	4.0
Net income attributable to noncontrolling interest	0.1	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.5%	4.2%	3.6%	4.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross Profit:
New and used commercial vehicle sales	26.7%	29.0%	27.4%	29.9%
Aftermarket products and services sales	63.7	61.5	62.8	60.7
Lease and rental	6.9	6.7	7.0	6.4
Finance and insurance	1.5	1.5	1.5	1.5
Other	1.2	1.3	1.3	1.5
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,215	3,604	(10.8)%	9,696	11,226	(13.6)%
New medium-duty vehicles	3,427	3,379	1.4%	10,559	10,401	1.5%
New light-duty vehicles	858	574	49.5%	2,031	1,567	29.6%
Total new vehicle unit sales	7,500	7,557	(0.8)%	22,286	23,194	(3.9)%
Used vehicles	1,814	1,829	(0.8)%	5,298	5,370	(1.3)%
Vehicle revenue:
New heavy-duty vehicles	$591.8	677.9	(12.7)%	$1,849.8	2,133.4	(13.3)%
New medium-duty vehicles	393.8	361.8	8.8%	1,185.9	1,084.3	9.4%
New light-duty vehicles	49.6	33.5	48.0%	121.5	93.8	29.5%
Total new vehicle revenue	$1,035.2	$1,073.2	(3.5)%	$3,157.2	$3,311.5	(4.7)%
Used vehicle revenue	$95.3	$81.3	17.2%	$281.1	$249.7	12.6%
Other vehicle revenue(1)	$4.3	$9.2	(52.6)%	$18.8	$17.0	(10.5)%
Dealership absorption ratio:	129.3%	132.6%	(2.5)%	131.1%	132.0%	(0.7)%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 129.3% absorption ratio for the third quarter of 2025, compared to a 132.6% absorption ratio for the third quarter of 2024.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

Total revenues decreased $15.4 million, or 0.8%, in the third quarter of 2025, compared to the third quarter of 2024. This decrease was primarily the result of decreased new Class 8 truck sales due to continued weak demand from over-the-road customers.

Our Aftermarket Products and Services revenues totaled $642.7 million in the third quarter of 2025, up 1.5% from the third quarter of 2024. This growth was primarily driven by the successful execution of certain strategic initiatives and an increase in parts pricing.

Revenues from sales of new and used commercial vehicles decreased $28.4 million, or 2.4%, in the third quarter of 2025, compared to the third quarter of 2024.  This decrease was primarily the result of reduced demand due to challenging market conditions and regulatory uncertainty.

We sold 3,215 new Class 8 vehicles in the United States during the third quarter of 2025, a 10.8% decrease compared to 3,604 new Class 8 trucks sold in the third quarter of 2024.  We sold 95 new Class 8 heavy-duty trucks in the third quarter of 2025 in Canada, a 5.0% decrease compared to 100 new Class 8 heavy-duty trucks in the third quarter of 2024. This decrease was primarily the result of reduced demand due to challenging market conditions and regulatory uncertainty.

We sold 3,427 new Class 4 through 7 medium-duty commercial vehicles in the United States, including 660 buses, during the third quarter of 2025, a 1.4% increase compared to 3,379 new medium-duty commercial vehicles, including 258 buses, in the third quarter of 2024.  We sold 448 Class 5 through 7 medium-duty commercial vehicles, including 291 buses, in the third quarter of 2025 in Canada, a 239.4% increase compared to 132 new Class 5 through 7 commercial vehicles in the third quarter of 2024. The slight increase in new Class 4 through 7 commercial vehicle sales in the United States was primarily a result of consistent demand and our ability to meet customer needs with our bodied-up inventory. The increase in new Class 5 through 7 commercial vehicle sales in Canada was primarily the result of RTC Canda’s acquisition of IC Bus and Collins Bus franchises in June 2025.

We sold 858 light-duty vehicles in the third quarter of 2025, a 49.5% increase compared to 574 light-duty vehicles sold in the third quarter of 2024. We sold 1,814 used commercial vehicles in the third quarter of 2025, a 0.8% decrease compared to 1,829 used commercial vehicles in the third quarter of 2024.

Commercial vehicle lease and rental revenues increased $4.2 million, or 4.7%, in the third quarter of 2025, compared to the third quarter of 2024.  This increase in commercial vehicle lease and rental revenues was primarily due to the in-service of new vehicles into the lease fleet, which was partially offset by lower rental fleet utilization.

Finance and insurance revenues decreased $0.2 million, or 3.5%, in the third quarter of 2025, compared to the third quarter of 2024. This decrease is primarily due to the decline in sales of new Class 8 trucks and tighter lending requirements from finance companies. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

      Gross profit decreased $4.3 million, or 1.1%, in the third quarter of 2025, compared to the third quarter of 2024.  Gross profit as a percentage of sales decreased to 19.9% in the third quarter of 2025, from 20.0% in the third quarter of 2024.  This decrease in gross profit as a percentage of sales was primarily a result of a decrease in commercial vehicle margins, which was partially offset by an increase in aftermarket gross profit margins. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.3% in the third quarter of 2025, from 61.3% in the third quarter of 2024.  Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 34.2% in the third quarter of 2025, from 33.4% in the third quarter of 2024. Although commercial vehicle sales typically carry lower gross margins, the volume of transactions has a material impact on overall gross profit.

Gross margins from our Aftermarket Products and Services operations increased to 37.2% in the third quarter of 2025, from 36.8% in the third quarter of 2024. Gross profit for the Aftermarket Products and Services departments increased to $238.9 million in the third quarter of 2025, from $233.1 million in the third quarter of 2024. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%.  Gross profits from parts sales represented 56.7% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2025 and 57.5% in the third quarter of 2024. Service and collision center operations represented 43.3% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2025 and 42.5% in the third quarter of 2024.  We expect blended gross margins on Aftermarket Products and Services operations to range from 36.5% to 37.0% in 2025.

Gross margins on new Class 8 truck sales remained flat at 9.2% in the third quarter of 2025, compared to the third quarter of 2024. For 2025, we expect overall gross margins from new Class 8 truck sales of approximately 8.7% to 9.2%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 8.1% in the third quarter of 2025, from 10.3% in the third quarter of 2024.  The decrease in new Class 4 through 7 truck margins was primarily due to change in our product sales mix and challenging market conditions. For 2025, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.8% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.9% in the third quarter of 2025, from 18.0% in the third quarter of 2024. This decrease was primarily due to a change in the mix of wholesale versus retail sales. We expect margins on used commercial vehicles to range between 10.0% and 13.0%.

Gross margins from truck lease and rental sales decreased to 28.2% in the third quarter of 2025, from 28.6% in the third quarter of 2024. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2025. This decrease was primarily due to a decrease in rental utilization.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $16.7 million, or 12.6%, in the third quarter of 2025, compared to the third quarter of 2024. SG&A expenses as a percentage of total revenues increased to 13.6% in the third quarter of 2025, from 12.6% in the third quarter of 2024.  Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In the third quarter of 2025, the Company’s SG&A expenses were higher than normal, due in part to increased accruals with respect to pending litigation matters and recent increases in insurance retentions.  For 2025, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%.  For 2025, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $5.9 million, or 33.7%, in the third quarter of 2025, compared to the third quarter of 2024. This decrease in interest expense is a result of a decrease in our vehicle inventory levels, lower debt levels and lower interest rates on our variable rate debt compared to the third quarter of 2024. We expect net interest expense in 2025 to decrease compared to 2024, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $15.4 million, or 14.9%, in the third quarter of 2025, compared to the third quarter of 2024.

Income Taxes

Income taxes decreased $3.7 million, or 15.5%, in the third quarter of 2025, compared to the third quarter of 2024. We provided for taxes at a 22.9% effective rate in the third quarter of 2025 compared to 23.0% in the third quarter of 2024. We expect our effective tax rate to be approximately 22.5% to 24.0% of pretax income in 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

Revenues

Total revenues decreased $132.9 million, or 2.3%, in the first nine months of 2025, compared to the first nine months of 2024.

Aftermarket Products and Services revenues decreased $11.7 million, or 0.6%, in the first nine months of 2025, compared to the first nine months of 2024.

Revenues from the sales of new and used commercial vehicles decreased $130.0 million, or 3.6%, in the first nine months of 2025, compared to the first nine months of 2024.

We sold 9,452 new Class 8 heavy-duty vehicles in the United States during the first nine months of 2025, a 13.2% decrease compared to 10,895 new Class 8 heavy-duty trucks in the first nine months of 2024.  According to A.C.T. Research, new U.S. Class 8 truck sales decreased 10.0% in the first nine months of 2025, compared to the first nine months of 2024. We sold 244 new Class 8 heavy-duty trucks in the first nine months of 2025 in Canada, a 26.3% decrease compared to 331 new Class 8 heavy-duty trucks in the first nine months of 2024.

We sold 9,809 new Class 4 through 7 medium-duty commercial vehicles in the United States, including 1,038 buses, during the first nine months of 2025, a 6.3% increase compared to 10,076 new Class 4 through 7 medium-duty commercial vehicles, including 922 buses, in the first nine months of 2024. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S decreased 7.2% in the first nine months of 2025, compared to the first nine months of 2024. We sold 750 new Class 5 through 7 medium-duty commercial vehicles, including 291 buses, during the first nine months of 2025 in Canada, a 130.8% increase compared to 325 new Class 5 through 7 medium-duty commercial vehicles in the first nine months of 2024.

We sold 2,031 new light-duty commercial vehicles during the first nine months of 2025, a 29.6% increase compared to 1,567 light-duty commercial vehicles in the first nine months of 2024. We sold 5,298 used commercial vehicles during the first nine months of 2025, a 1.3% decrease compared to 5,370 used commercial vehicles in the first nine months of 2024.

Truck lease and rental revenues increased $12.0 million, or 4.5%, in the first nine months of 2025, compared to the first nine months of 2024.

Finance and insurance revenues decreased $0.8 million, or 4.5%, in the first nine months of 2025, compared to the first nine months of 2024.

Gross Profit

Gross profit decreased $49.1 million, or 4.2%, in the first nine months of 2025, compared to the first nine months of 2024. Gross profit as a percentage of sales decreased to 19.6% in the first nine months of 2025, from 20.0% in the first nine months of 2024.

Gross margins from our Aftermarket Products and Services operations remained flat at 36.9% in the first nine months of 2025, compared to the first nine months of 2024. Gross profit for the Aftermarket Products and Services departments was $699.4 million in the first nine months of 2025, compared to $705.3 million in the first nine months of 2024. Gross profits from parts sales represented 59.1% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2025 and 57.9% in the first nine months of 2024. Service and collision center operations represented 40.9% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2025 and 42.1% in the first nine months of 2024.

Gross margins on new Class 8 truck sales decreased to 8.9% in the first nine months of 2025, from 9.1% in the first nine months of 2024.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales decreased to 7.8% in the first nine months of 2025, from 9.3% in the first nine months of 2024.

Gross margins on used commercial vehicle sales decreased to 14.1% in the first nine months of 2025, from 19.7% in the first nine months of 2024.

Gross margins from truck lease and rental sales remained flat at 28.2% in the first nine months of 2025, compared to the first nine months of 2024.

Selling, General and Administrative Expenses

SG&A expenses increased $2.4 million, or 0.3%, in the first nine months of 2025, compared to the first nine months of 2024. SG&A expenses equaled 13.4% of total revenue in the first nine months of 2025, compared to 13.0% in the first nine months of 2024.

Interest Expense, Net

Net interest expense decreased $17.8 million, or 32.3%, in the first nine months of 2025, compared to the first nine months of 2024.

Income before Income Taxes

Income before income taxes decreased $37.6 million, or 12.5%, in the first nine months of 2025, compared to the first nine months of 2024.

Provision for Income Taxes

Income taxes decreased $9.2 million in the first nine months of 2025, compared to the first nine months of 2024. We provided for taxes at a 23.6% rate in the first nine months of 2025 and a 23.0% rate in the first nine months of 2024.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2025, we had working capital of approximately $600.8 million, including $242.0 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on September 30, 2025, however, $18.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.3 million available for future borrowings as of September 30, 2025.

Certain of our long-term debt, floor plan financing agreements and our credit agreement with Wells Fargo Bank, National Association (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio.  As of September 30, 2025, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the credit agreement with WF.  We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $275.0 million to $325.0 million for our leasing operations during 2025, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2025.

During the third quarter of 2025, we paid a cash dividend of $14.8 million. Additionally, on October 29, 2025, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B common stock, to be paid on December 12, 2025, to all shareholders of record as of November 12, 2025. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 2, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2024. On May 29, 2025, we announced an increase of $50 million to the existing stock repurchase program authorizing us to repurchase, from time to time, up to an aggregate of $200 million of our shares of common stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of September 30, 2025, we had repurchased $130.6 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2025, and may be suspended or discontinued at any time.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$748,945	$227,268
Investing activities	(330,217)	(305,828)
Financing activities	(404,945)	79,928
Net (decrease) increase in cash	$13,783	$1,368

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first nine months of 2025, operating activities resulted in net cash provided by operations of $748.9 million.  Net cash provided by operating activities primarily consisted of $201.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $188.4 million, stock-based compensation of $26.8 million and cash inflows for deferred income tax expense of $19.3 million.  Cash provided by operating activities included an aggregate of $314.5 million net changes in operating assets and liabilities.  Included in the net change in operating assets and liabilities were cash inflows of $36.3 million from the increase in accounts payable, $82.6 million from the decrease in accounts receivable and $206.5 million from the decrease in inventories, which were offset by cash outflows of $18.3 million from the increase in other assets, $8.0 million from the decrease in customer deposits and $15.4 million from the increase in accrued expenses.  Most of our commercial vehicle inventory is financed through our floor plan credit agreements, though we may pay cash for certain of our commercial vehicle inventory from time-to-time depending on market conditions.

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

Cash Flows from Investing Activities

During the first nine months of 2025, cash used in investing activities was $330.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $318.8 million during the first nine months of 2025 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $261.3 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first nine months of 2024, cash used in investing activities was $305.8 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $304.2 million during the first nine months of 2025 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $223.1 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2025, financing activities resulted in net cash used in financing activities of $404.9 million, primarily related to $838.7 million from borrowings of long-term debt and $15.0 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $91.6 million from net draws on floor plan notes payable, non-trade, $997.5 million used for principal repayments of long-term debt and finance lease obligations, $124.4 million used for repurchases of common stock, $1.4 million for taxes paid related to net share settlement of equity awards and $43.7 million used for payment of cash dividends.

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

On September 14, 2021, we entered into a credit agreement with WF, with the lenders signatory thereto (the “WF Lenders”) and WF as administrative agent (the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. Effective September 30, 2025, the WF Credit Agreement was amended to, amongst other things, extend the expiration date to September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On September 30, 2025, we had approximately $1.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On September 30, 2025, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On September 30, 2025, we had approximately $53.9 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 60 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we may finance the commercial vehicle under the credit agreements described below.

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On September 30, 2025, we had approximately $480.0 million outstanding under the PFC Floor Plan Credit Agreement. Pursuant to a written agreement with Peterbilt, we pay Peterbilt directly for inventory financed pursuant to the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2025, we had approximately $317.9 million outstanding under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement (as amended), BMO originally agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 13, 2025, the RTC Canada Floor Plan Credit Agreement was amended to increase the loan commitment to $171.7 million CAD. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On September 30, 2025, we had approximately $97.3 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement.

Backlog

On September 30, 2025, our backlog of commercial vehicle orders was approximately $647.6 million, compared to a backlog of commercial vehicle orders of approximately $1,332.9 million on September 30, 2024. The decrease in our backlog primarily reflects the difficult industry conditions caused by the ongoing freight recession and general economic uncertainty, in addition to uncertainty with respect to U.S. trade policy and engine emissions regulations, which continue to negatively impact demand for new commercial vehicles. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of September 30, 2025, and we expect to fill most of our backlog orders during 2025.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Agreement and discount rates related to finance sales. Our floor plan debt is based on SOFR and CORRA, the WF Credit Agreement is based on SOFR, the RTC Canada Revolving Agreement is based on CORRA and the PLC Agreement is based on the prime rate. As of September 30, 2025, we had floor plan borrowings and borrowings from PFC, BMO Bank, WF, PLC and BMO in the amount of $1,120.9 million. Assuming an increase or decrease in SOFR, CORRA or the prime rate of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $11.2 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of September 30, 2025, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably likely to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2025.

A summary of the Company’s stock repurchase activity for the third quarter of 2025 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)(4)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2025	-	-		-	-
August 1 – August 31, 2025	46,931	57.00	(5)	46,931	75,972,983
September 1 – September 30, 2025	116,411	56.21	(6)	116,411	69,425,753
Total	163,342			163,342

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
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

(5)	Represents 46,931 shares of Class A Common Stock at an average price paid per share of $57.00.
(6)	Represents 68,019 shares of Class A Common Stock at an average price paid per share of $55.36 and 48,392 shares of Class B Common Stock at an average price paid per share of $57.41.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Mine Safety Disclosures.

Not Applicable

ITEM 5.  Other Information.

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
3.4

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

Fourth Amendment to Credit Agreement, dated as of September 30, 2025, by and among the Company and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 3, 2025)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 7, 2025	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 7, 2025	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)