Form 10-K
period 2025-12-31
RUSH ENTERPRISES INC \TX\
filed 2026-02-25
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                          Yes ☐                  No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $3,565,130,872 based upon the last sales price on June 30, 2025, on The NASDAQ Global Select Market SM of $51.51 for the registrant’s Class A common stock and $52.48 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 60,503,266 shares Class A common stock and 16,437,909 shares of Class B common stock outstanding on February 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2025

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird, Blue Arc and Battle Motors. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate 126 franchised Rush Truck Centers in 23 states. We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”). RTC Canada currently owns and operates 12 International dealerships and 2 IC Bus dealerships in Ontario. RTC Canada also sells IC Buses in the province of Quebec and the provinces of New Brunswick, Nova Scotia and Prince Edward Island (collectively, the “Maritimes”). The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Through certain of our Rush Truck Centers and several stand-alone locations, we operate 55 franchised Rush Truck Leasing locations in 21 states and 5 locations in Ontario. We provide a broad line of product selections for lease or rent, including Class 4 through Class 8 commercial vehicles, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered to customers on a daily, monthly or long-term basis. Substantially all of our long-term leases also contain a service provision, whereby we agree to service the vehicle through the life of the lease. In addition to the product selections for lease or rent, Rush Truck Leasing also provides full-service maintenance on customers’ vehicles at several of our customers’ facilities.

The following chart reflects the locations of our operations by state or province as of December 31, 2025:

Market	Number of Owned Locations (1)	Number of Leased Locations (1)	Number of Other Locations (2)	Number of Franchises (3)
Texas	30	18	7	178
Ontario, CAN	2	14	1	46
Georgia	10	-	-	33
Ohio	6	2	-	25
Illinois	12	2	1	24
Florida	5	7	1	23
California	7	12	1	22
Missouri	7	3	-	14
Arkansas	4	2	-	13
Kansas	5	-	-	12
Idaho	4	-	-	10
Utah	4	-	-	10
Arizona	3	4	1	8
North Carolina	2	1	1	8
Oklahoma	4	3	1	8
Colorado	3	3	-	7
Virginia	1	3	-	7
Tennessee	4	-	2	5
Indiana	1	1	-	4
New Mexico	2	1	-	4
Nevada	1	1	-	3
Nebraska	1	1	-	2
Quebec, CAN	-	1	-	2
Alabama	2	-	-	2
Kentucky	-	1	-	1
Totals	120	80	18	469

(1)	Includes Rush Truck Centers and Rush Truck Leasing
(2)	Includes House of Trucks, Perfection Equipment, Chrome Country, Custom Vehicle Solutions, World Wide Tires and Rush Truck Insurance Services
(3)	Includes Peterbilt, PacLease, International, Idealease, Ford, Hino, Isuzu, IC Bus, Blue Bird, Micro Bird, Collins Bus, Blue Arc and Battle Motors

Financial and Insurance Products. At our Rush Truck Centers, we offer third‑party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as an agent through our insurance agency, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.

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

We own 50% of the equity interest in Cummins Clean Fuel Technologies, which manufacturers compressed natural gas fuel systems and related component parts for commercial vehicles at its facility in Roanoke, Texas. The remaining 50% equity interest is owned by a subsidiary of Cummins, Inc.

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

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated dealership network that provides service solutions to the commercial vehicle industry throughout the United States and Ontario, Canada. Our strategy includes the following key elements:

●

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, parts sales, service, or a collision center. Our general managers measure and manage the operations of each dealership according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance relative to these goals.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $2,523.0 million, or 33.9%, of our total revenues for 2025, and 63.7% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $182.7 million, or 2.5%, of our total revenues for 2025. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

We also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 3,733 vehicles under contract maintenance as of December 31, 2025. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statement of Income.

New Commercial Vehicle Sales. New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $4,139.8 million, or 55.7%, of our total revenues in 2025. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,425.5 million, or 32.6%, of our total revenues for 2025, and 58.6% of our new commercial vehicle revenues for 2025.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt, International, Hino or Battle Motors may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International, Blue Arc or Battle Motors, buses manufactured by Blue Bird, IC Bus, Micro Bird or Collins bus and light-duty commercial vehicles manufactured by Ford. New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $1,271,1 million, or 17.1%, of our total revenues for 2025, and 30.7% of our new commercial vehicle revenues for 2025. New bus sales accounted for approximately $239.4 million, or 3.2%, of our total revenues for 2025, and 5.8% of our new commercial vehicle revenues for 2025. New light-duty commercial vehicle sales accounted for approximately $179.1 million, or 2.4%, of our total revenues for 2025, and 4.3% of our new commercial vehicle revenues for 2025.

A significant portion of our new commercial vehicle sales are with customers with large fleets of commercial vehicles. Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to manage large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over many dealerships because we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network. We believe that the broad range of products and services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase results in a high level of customer loyalty.

Used Commercial Vehicle Sales. Used commercial vehicle sales accounted for approximately $363.7 million, or 4.9%, of our total revenues for 2025. We sell used commercial vehicles at most of our Rush Truck Centers and at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. Most of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental. Vehicle leasing and rental revenues accounted for approximately $369.6 million, or 5.0%, of our total revenues for 2025. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing and rental through our PacLease and Idealease franchises. As of December 31, 2025, we had 9,988 commercial vehicles in our lease and rental fleet. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental fleet inventory.

New and Used Commercial Vehicle Financing and Insurance. The sale of financial and insurance products accounted for approximately $21.1 million, or 0.3%, of our total revenues for 2025. Finance and insurance revenues have minimal direct costs and therefore contribute a disproportionate share of our operating profits.

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

Human Capital Management

Our people are essential to our long-term success and our human capital strategy is designed to support operational excellence and ensure we have the talent required to meet the evolving needs of our business.

On December 31, 2025, we employed 7,355 people in the U.S. and 582 people in Canada. Of these employees, less than 1% were classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits, a consistent work schedule and opportunities to improve their skills and advance within the Company.

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

Employee Recruitment. We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with multiple trade schools and universities across the country that we utilize as a source of entry-level talent. Additionally, we believe it is incumbent upon all our managers to continuously monitor their local markets for experienced individuals who might be successful additions to our organization.

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

We offer a defined contribution retirement savings plan (the “Rush 401k Plan”) to eligible employees. Under the Rush 401k Plan, participants may contribute a percentage of their eligible compensation on a pre-tax or post-tax (Roth) basis. We provide a matching contribution that is based on the participants’ contribution and years of service. Contributions to the plan are invested in various investment options selected by the participants, including mutual funds, target-date funds, and other investment vehicles.

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

Employee Experience. We actively monitor and strengthen our organizational culture by regularly gathering employee feedback through various internal channels. We leverage insights from our intact workgroups, cross functional employee forums, and periodic listening sessions. These structured conversations and feedback mechanisms help us identify opportunities to improve the employee experience, support retention, and ensure our workplace remains aligned with our core values. We also use onboarding and exit survey feedback to monitor and improve engagement and retention.

We have formal listening groups that provide additional engagement channels for feedback from our dealerships to senior management throughout the year. One of these groups is the Field Leadership Advisory Group (“FLAG”). FLAG consists of field employees nominated and selected for their valuable experience. They provide regular feedback to executives to ensure that issues they are facing are handled in an efficient and consistent manner and with the customer in mind. Feedback gathered throughout the year is reviewed and tracked to assess progress against our internal goals and to inform actions that enhance engagement and organizational effectiveness.

We recognize outstanding employee contributions through our STAR recognition program, which celebrates superior performance and adherence to our core values. Employees receiving the highest levels of recognition are further honored at our Excellence Awards banquet, an annual ceremony that celebrates exceptional achievements across the organization.

Workforce Data. Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2025, our overall turnover rate was 26.0%, as compared to 30.5% in 2024, due in part to expense reduction efforts completed in the first half of 2024 which increased our turnover rate in 2024. The turnover rate of our technicians is monitored closely by management, as the retention of skilled technicians is critical to the success of the Company. Demand for technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2025, our turnover rate for technicians was 35.0%, compared to 38.1% in 2024. Recognizing the industry-wide challenge of technician turnover, we have implemented a comprehensive strategy to retain and engage this critical segment of our workforce. Our strategy includes identifying key predictors of turnover, conducting technician “stay” interviews to proactively address concerns and improve job satisfaction and employing pay calculator tools to ensure our employees have a clear understanding of their total compensation package in addition to the technician mentoring program described above.

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

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2025, we had a TRIR of 3.18, compared to 4.10 in 2024 and a LTIR of 0.64 in 2025, compared to 0.62 in 2024.

Labor Relations. We have entered into collective bargaining agreements covering certain employees at our Rush Truck Center, Joliet location, which will expire on May 3, 2026, Rush Truck Center, Carol Stream location, which will expire on May 2, 2027, Rush Truck Center, Chicago Light and Medium Duty location, which will expire on May 6, 2028 and at our Rush Truck Center, Chicago, location, which will expire on May 10, 2029. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur in the future. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include national and regional truck fleets, corporations, local and state governments and owner-operators. During 2025, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Recent Acquisitions

On June 16, 2025, we acquired 100% of the outstanding shares of Leeds Transit, Inc. The acquisition included IC Bus and Collins Bus franchised commercial vehicle dealership locations in Elgin and Woodstock, Ontario and a sales office in St-Roch-de-l’Achigan, Quebec, along with commercial vehicle and parts inventory. The transaction was valued at approximately $25.6 million, with the purchase price paid in cash, with borrowings made pursuant to the RTC Canada’s floor plan credit agreement and a mortgage to finance the real estate.

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

Our dealerships compete with dealerships representing other manufacturers, including commercial vehicles manufactured by Freightliner, Kenworth, Mack and Volvo. We believe that our dealerships are able to compete with other franchised dealerships, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of commercial vehicles offered in our dealership network; and our ability to provide comprehensive Aftermarket Products and Services, as well as financing, insurance and other customer services.

Dealership Franchise Agreements

Peterbilt. We have entered into nonexclusive dealership franchise agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee and Texas. These agreements currently have terms expiring in June 2026. Our agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W.M. “Rusty” Rush, and certain current and former executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 26.1% of our total revenues for 2025.

International. We have entered into nonexclusive dealership franchise agreements with International that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our International areas of responsibility currently encompass areas in the states of Arkansas, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, North Carolina, Ohio, Tennessee, Utah, Virginia and Ontario, Canada and with respect to IC buses, the province of Quebec and the Maritimes. These agreements currently have terms expiring between December 2026 and May 2030. Sales of new International commercial vehicles accounted for approximately 14.7% of our total revenues for 2025.

Other Commercial Vehicle Suppliers. In addition to our dealership franchise agreements with Peterbilt and International, various Rush Truck Centers have entered into dealership franchise agreements with other commercial vehicle manufacturers, including Ford, Hino, Isuzu and Battle Motors that have perpetual terms and Blue Bird, Micro Bird and Blue Arc that have variable terms. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 11.1% of our total revenues for 2025.

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

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 90 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 180 days. If the commercial vehicle is not sold within the interest-free period, we may finance the commercial vehicle under the credit agreements described below.

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PACCAR Financing Corp. (“PFC”). The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2025, we had approximately $380.0 million outstanding under the PFC Floor Plan Credit Agreement. Pursuant to a written agreement with Peterbilt, we pay Peterbilt directly for inventory financed pursuant to the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank, N.A. (“BMO Bank”) and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement that reduced the aggregate loan commitment from $1.0 billion to $675.0 million and removed trucks, tractors and chassis manufactured by Peterbilt from the definition of “Inventory.” We utilize the BMO Floor Plan Credit Agreement to finance our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and have the ability to finance all of our used commercial vehicle inventory through this facility as well. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2025, we had approximately $263.7 million outstanding under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with Bank of Montreal. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement (as amended), BMO originally agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 13, 2025, the RTC Canada Floor Plan Credit Agreement was amended to increase the loan commitment to $171.7 million CAD. Loans to purchase used vehicle inventory are limited to 20% of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at the Canadian Overnight Repo Rate Average (“CORRA”), plus 1.27%. Advances made in USD dollars bear interest per annum, payable monthly, at monthly Secured Overnight Financing Rate (“SOFR”), plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On December 31, 2025, we had approximately $81.7 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement.

Lease and Rental Fleet Financing

On September 14, 2021, we entered into a credit agreement with Wells Fargo Bank, N.A. (“WF”), with the lenders signatory thereto (the “WF Lenders”) and WF as administrative agent (the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We use the revolving credit loans primarily for purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. Effective September 30, 2025, the WF Credit Agreement was amended to, amongst other things, extend the expiration date to September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2025, we had approximately $22.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of PFC (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million, or we are subject to an unused commitment fee of 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On December 31, 2025, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On December 31, 2025, we had approximately $40.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

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

Backlog

On December 31, 2025, our backlog of commercial vehicle orders was approximately $1,109.6 million, compared to a backlog of commercial vehicle orders of approximately $1,512.7 million on December 31, 2024. The decrease in our backlog primarily reflects the difficult industry conditions caused by the freight recession. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of December 31, 2025, and we expect to fill most of our backlog orders during 2026.

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

We are also subject to federal and state laws and regulations governing commercial vehicle engine emissions. Many of these laws and regulations are rapidly changing and subject to multiple legal challenges. The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration on behalf of the U.S. Department of Transportation, previously issued rules associated with reducing greenhouse gas (“GHG”) and Nitrogen Oxide (“NOx”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses. The California Air Resources Board (“CARB”) adopted its own rules and regulations intended to reduce NOx emissions and phase out the sale of internal combustion vehicles (“ICE”) over time. A group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopted at least a portion of CARB’s emissions regulations and committed each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia.

Recently, the EPA announced that it was repealing its prior findings that GHG emissions endanger public human health and that vehicle emissions contribute to that endangerment (the “Endangerment Finding”). In connection with its repeal of the Endangerment Finding, the EPA also eliminated all GHG engine emission standards for vehicle model years 2012 and beyond. With respect to CARB’s rules and regulations, Congress recently rescinded the federal preemption waivers that the EPA previously granted. These waivers were the basis of CARB’s ability to enact its own engine emissions regulations. The EPA’s repeal of the Endangerment Finding and Congress’ rescission of CARB’s federal preemption waivers are subject to multiple legal challenges, and it is unclear when such challenges will be resolved.

One of the EPA’s engine emissions rules that we believe will become effective is referred to herein as the “EPA 2027 Low NOx” rule. This rule requires commercial vehicle engines to emit significantly less NOx than most such engines do today. The EPA 2027 Low Nox rule is expected to become effective in January 2027 with respect to the currently proposed emissions limits but is expected to be modified with respect to certain other provisions, such as reducing the required duration of manufacturers’ engine warranties.

In July 2023, CARB and various manufacturers of heavy-duty commercial vehicles and engines, including PACCAR, International, Ford, Hino, Isuzu and Cummins, entered into the Clean Truck Partnership, whereby the manufacturers agreed to comply with CARB’s emission requirements where applicable, regardless of whether any entity challenges CARB’s rule-making authority, and CARB agreed to work with manufacturers to provide reasonable lead time to meet CARB’s requirements and before imposing new regulations. It is not clear at this time if the Clean Truck Partnership will survive in light of Congress’ rescission of CARB’s federal preemption waivers, in addition to legal challenges to CARB’s authority to regulate engine emissions and to the Clean Truck Partnership itself.

If CARB were to prevail in its legal challenges against Congress’ recission of the EPA’s federal preemption waivers, attaining the goals stated by CARB and the signers of the joint memorandum would likely require the adoption of new laws and regulations, and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. With respect to the legal challenges to the EPA’s repeal of the Endangerment Finding, we do not expect that any successful challenge will result in the prior GHG rules and regulations becoming effective in the near term. However, if the EPA’s policies change in the future and a new endangerment finding is issued with respect to GHG emissions, then the EPA may create a new rule similar to the one it created in 2024, which could require commercial vehicle engine manufacturers to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely reduce the number of diesel ICE vehicles that would be manufactured over the relevant period. Additional EPA regulations, or CARB’s ability to enforce its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2025, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of International Motors. We have no control over the management or operation of International, IC Bus or International Motors. During 2025, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from International Motors. Due to our dependence on International Motors, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W.M. “Rusty” Rush, Steven Keller, Corey Lowe, Jody Pollard, Jason Wilder, Michael Goldstone, Mike Eppes and Michael McRoberts, along with certain other persons who no longer work for the Company (collectively, the “Dealer Principals”) decreases below 22% (the Dealer Principals, excluding those who no longer work for the Company, controlled approximately 40.8% of the aggregate voting power with respect to the election of directors as of December 31, 2025); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than Mr. Rush or any person who has been approved in writing by PACCAR, holds the office of Chairman of the Board and the President or Chief Executive Officer of the Company. We have no control over the transfer or disposition of Mr. Rush’s, or his estate’s, common stock. If Mr. Rush were to sell his Class B common stock or bequest his Class B common stock to a person or entity other than the Dealer Principals, or if his estate is required to liquidate its Class B common stock that it owns, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with Peterbilt and International have current terms expiring between June 2026 and May 2030. Our dealerships agreements with the other manufacturers we represent generally have terms expiring between 2026 and 2029 or have indefinite terms. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

The commercial vehicle industry is predicted to experience change over the long-term. We see these changes beginning to occur, as all of the manufacturers we represent now have vehicles with electric drivetrains available for purchase. Technological advances, including with respect to drivetrain electrification or other alternative fuel technologies, could potentially have a material adverse effect on our parts and service business, as such vehicles are currently being described as potentially requiring less service and having fewer parts.  The effect of these technological advances on our business is still uncertain, as there are many factors that are unknowable at this time, including when the infrastructure to support widespread adoption of such vehicles will be in place and when such vehicles may be commercially available at price points that would lead to their widespread adoption. Regardless of where the industry goes with respect to alternative fuel vehicles, we believe that, due to the geographic reach of our dealership network, relationships with both the manufacturers we represent and our customers and our access to capital, we are well-positioned to serve our customers’ evolving needs.

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

We use AI in our business and challenges with properly incorporating AI into our business and managing its use could result in reputational harm, competitive harm and legal liability.

We incorporate AI into various aspects of our business and certain of the products and services that we offer, and we intend to continue expanding our use of AI in our business operations. If we are unable to effectively integrate AI into our business processes or keep pace with rapidly evolving AI technological developments, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is difficult to predict all the risks related to the use of AI. Changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, results of operations and cash flows. Further, market demand and acceptance of AI technologies are uncertain, and our efforts to further incorporate AI into our business processes may not succeed.

Climate change concerns may impact our business in the future; natural disasters and adverse weather events can disrupt our business.

The concerns over climate change may impact our business in the future. Our current business model depends on our ability to sell, and provide services to, commercial vehicles primarily powered by diesel and gasoline internal combustion engines, which produce nitrogen oxide and greenhouse gas emissions. While the manufacturers we represent have made substantial progress in reducing the amount of nitrogen oxide and greenhouse gas emissions that result from internal combustion engines, it is widely accepted that alternative fuel vehicles will constitute an increasing portion of the commercial vehicles that are sold in the future as technology improves and costs decrease, or in the event that government regulations require manufacturers to produce alternative fuel vehicles. Reductions in the sale and use of commercial vehicles powered by internal combustion engines creates risks to our historical business operations and we cannot predict the future costs to our business resulting from these developments. However, we also believe that an industry transition away from internal combustion engines presents significant opportunities for us. Due in large part to the geographic reach of our dealership network, relationships with both the manufacturers we represent and our customers and our access to capital, we believe we are well-positioned to serve our customers’ evolving needs and help them reduce their nitrogen oxide and greenhouse gas emissions by helping them integrate more alternative fuel vehicles into their fleets and providing various services related thereto.

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

As of December 31, 2025, our backlog of new commercial vehicle orders was approximately $1,109.6 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Given the current uncertainty in connection with recently enacted 25% tariff on certain medium– and heavy– duty commercial vehicles and parts (the “Commercial Vehicle Tariffs”), we believe that certain commercial vehicle orders currently reflected in our backlog could be cancelled in the event that such tariffs significantly increase the aggregate price that our customers will have to pay for such vehicles. However, we are confident that any price increases will be well below the 25% tariff rate and at this time, we do not expect the Commercial Vehicle Tariffs to significantly impact our backlog.

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

We are subject to risks associated with commercial vehicles and parts manufactured outside of the United States, and the Commercial Vehicle Tariffs may impact demand for certain of the commercial vehicles and parts that we sell.

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

The recently enacted Commercial Vehicle Tariffs may impact demand for certain of the commercial vehicles and parts that we sell. However, the practical implementation and effects of these tariffs, including the amount that such tariffs will increase prices of the products we sell, remain fluid, as the manufacturers we represent continue to work to reduce the impact of such tariffs in numerous ways, including by modifying the location of where certain assembly and manufacturing operations occur. While we cannot predict how the Commercial Vehicle Tariffs will impact demand, we are confident that any price increases will be well below the 25% tariff rate on all the products that we sell.

The commercial vehicles that we sell are subject to federal and state regulations focused on reducing engine emissions, and we are dependent on the manufacturers that we represent to produce or supply engines that comply with such regulations.

Laws and regulations intended to achieve the goal of significantly reducing engine emissions associated with the operation of commercial vehicles are complex and subject to change. Currently, the commercial vehicle industry is subject to the EPA 2027 Low NOx rule, which is scheduled to become effective starting in model year 2027. While the EPA 2027 Low NOx rule is expected to maintain the current emission limits, it is expected to be modified with respect to certain other provisions, such as reducing the required duration of manufacturers’ engine warranties. In addition, owners and commercial fleets that register or operate commercial vehicles in the State of California were subject to certain of CARB’s engine emissions rules that became effective in January 2024. However, Congress recently rescinded the federal preemption waivers that the EPA previously granted to CARB. These waivers were the basis of CARB’s ability to enact its own engine emissions rules, and a federal judge has temporarily enjoined CARB from enforcing such rules. Congress’ rescission of CARB’s federal preemption waivers is subject to multiple legal challenges, and it is unclear when such challenges will be resolved.

A group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopts at least a portion of CARB’s emissions regulations and commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina and Virginia. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission by 2050, with an interim target of 30% zero emission vehicles by 2030, although multiple of these states have recently announced plans to delay various aspects of CARB’s regulations. If CARB were to prevail in its legal challenges against Congress’ recission of the EPA waivers, attaining the goals stated by CARB and the signers of the joint memorandum would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Similarly, if the EPA’s policies change in the future, we believe the EPA could issue a new endangerment finding with respect to GHG emissions, which would allow the EPA to potentially create a new rule similar to the recently voided GHG rules, which would have required commercial vehicle engine manufacturers to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely have reduced the number of diesel ICE vehicles that would have been manufactured over that time period.

Engine emissions rules and regulations could result in increased compliance costs, additional operating restrictions and affect demand for the products that we sell and services that we offer. For example, we believe that certain of CARB’s engine emissions rules that became effective in January 2024, along with the uncertainty regarding CARB’s enforcement of the same, resulted in our California dealerships selling less new commercial vehicles in both 2024 and 2025 than they would have absent such rules. While the reduction in the number of new commercial vehicles that we were able to sell in 2024 and 2025 due to CARB’s rules was not material to our financial results, our success going forward depends on the ability of our manufacturers to successfully supply new commercial vehicles that comply with existing and future emissions rules and regulations in each of the markets in which we operate.

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

We have, from time to time, experienced threats to our data and systems, including malware, ransomware, phishing and computer virus attacks. As discussed above, we are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. In addition, the rapid evolution and increased availability of AI may intensify cybersecurity risks by making cyber-attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate. If any of these breaches of security occur, we will be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We self-insure and utilize a captive insurance company to provide our auto and general commercial liability insurance, which we supplement with excess insurance coverage. We self-insure the real property that we own and our personal property (excluding our vehicle inventory, which is insured). We also maintain various insurance policies with third-party insurers, each of which are subject to deductibles with high dollar amounts. We may be exposed to claims for which coverage is not afforded or the damages exceed the limits of our insurance coverage or multiple claims causing us to incur significant out-of-pocket costs before reaching the deductible amount, all of which could adversely affect our financial condition and results of operations. In addition, the cost of third-party insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations. In fact, due to the rising costs of premiums over the last couple of years, we have been generally increasing our use of self-insurance programs and increasing the amounts of our deductibles.

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

Collectively, Mr. Rush and his affiliate own approximately 0.3% of our issued and outstanding shares of Class A common stock and 43.0% of our issued and outstanding Class B common stock. Mr. Rush collectively controls approximately 36.5% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of Mr. Rush may not be consistent with the interests of all shareholders. As a result of such ownership, Mr. Rush has the ability to exercise substantial control over the Company, including with respect to the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2025, the three-month average daily trading volume of our Class B common stock was approximately 36,000 shares, with eleven days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We take an enterprise-wide approach to cybersecurity, using established processes for assessing, identifying and managing risks from cybersecurity threats. We have implemented various measures across our organization to manage our cybersecurity risks, including implementing systems to identify, prevent, detect, investigate, resolve and recover from cyber security attacks. All employees participate in our role-based security awareness training program, which includes both coursework and attack simulations. Employees are trained and encouraged to identify and report security concerns, and cybersecurity is engrained in our culture.

Our cybersecurity risk management program leverages the Center for Internet Security Critical Security Framework to provide a structured methodology to help ensure the confidentiality, integrity and availability of our systems and data. We regularly assess cybersecurity risks and monitor our systems for vulnerabilities. We conduct regular reviews and tests of our systems and our cybersecurity program, both internally and using consultants and external auditors. These tests include, but are not limited to, vulnerability testing, penetration testing, tabletop exercises, systems recovery tests, assessments, security risk reviews and other activities to assess the readiness and effectiveness of our cybersecurity controls and protections.

Our Information Security program is led by our Chief Information Officer (“CIO”), who reports to our Chief Operating Officer (“COO”). Our CIO works with our Chief Privacy Officer (“CPO”) to address cybersecurity and data privacy risks and concerns. The Information Security Governance Committee (“ISGC”), composed of executives from various corporate functions, oversees our cybersecurity policy and strategy. Members of the ISGC, including the CIO and CPO, meet with the COO on a regular basis to review and monitor our cybersecurity risks and mitigation efforts. Our Board of Directors (the “Board”) oversees our enterprise risk management activities in general, including cybersecurity risks. The Audit Committee of the Board has been designated with specific oversight responsibility with respect to cybersecurity and data privacy risk management. The Board receives a comprehensive update on the status of risks related to cybersecurity annually and periodic updates on particular matters. We engage external assessors, consultants, and auditors to assist us in evaluating and enhancing our cybersecurity risk management processes. We also have processes to oversee and identify such risks from cybersecurity threats associated with our use of third-party service providers. We utilize a combination of internal resources and external managed security service providers to monitor and protect our systems and networks. We also leverage third-party incident response capabilities to support our team in the event of a significant cybersecurity incident.

While we have not experienced a material breach, our systems and employees are frequently the target of cyber security attacks intending to steal, misuse, or destroy data, to disrupt our ability to do business, or otherwise negatively impact us. These threats are evolving and growing more sophisticated and targeted as improvements in AI technology continuously transforms the threat environment. If we did experience a significant disruption in service, theft of data, or other significant attack, it could result in legal claims or proceedings, liability under federal and state laws that protect the privacy of personal information, regulatory penalties, remediation costs, increased cybersecurity costs, loss of revenue or customers, damage to our reputation or competitive position, or other harm to our business. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

Item 2. Properties

Our corporate headquarters are owned by us and located in New Braunfels, Texas. As of December 2025, we also own or lease numerous facilities used in our operations in the following locations: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia, Ontario and Quebec, Canada. For information regarding the number of locations that we have in each state or province, the number of locations that we own or lease and the number of franchises that we represent in each state or province, please see “Business” in “Item 1. Business.”

We lease a hangar in New Braunfels, Texas for our corporate aircraft. We also own and operate a guest ranch of approximately 10,950 acres near Cotulla, Texas, which is used for client development purposes.

Item 3. Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of December 31, 2025, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market SM under the symbols RUSHA and RUSHB. During 2025, our Board approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.74 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board deems relevant.

The following table sets forth the high and low sales prices for our Class A common stock and Class B common stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2025			2024
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$0.18	$65.43	$51.50	$0.17	$53.72	$42.77
Second Quarter	0.18	56.39	47.06	0.17	53.78	41.51
Third Quarter	0.19	59.37	50.41	0.18	56.64	40.99
Fourth Quarter	0.19	59.83	45.67	0.18	65.15	49.52

Class B Common Stock

First Quarter	$0.18	$61.55	$51.68	$0.17	$53.35	$45.00
Second Quarter	0.18	60.90	49.25	0.17	53.31	37.85
Third Quarter	0.19	60.17	51.99	0.18	51.91	37.92
Fourth Quarter	0.19	61.53	47.71	0.18	58.61	43.81

As of February 17, 2026, there were nineteen record holders of Class A common stock and twenty-one record holders of Class B common stock. On August 28, 2023, we effected a three-for-two stock split with respect to both our Class A and Class B common stock in the form of a stock dividend. The foregoing stock prices and the following share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

We have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2025 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)(4)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)(4)
October 1 – October 31, 2025	770,752	$51.60	(5)	770,752	$28,219,573
November 1 – November 30, 2025	585,606	48.16	(6)	585,606	49
December 1 – December 31, 2025	-	-		-	150,000,000
Total	1,356,358			1,356,358

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B common stock repurchased.
(3)

We repurchased shares in 2025 under a stock repurchase program announced on December 3, 2024, which authorized the repurchase of up to $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)

On May 29, 2025, we announced the approval of a $50.0 million increase to the stock repurchase program, effective May 29, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $200.0 million of our shares of Class A common stock and/or Class B common stock. This plan was terminated effective December 2, 2025; we repurchased $199.9 million shares of our Class A and Class B common stock under the plan prior to its termination. On December 3, 2025, we announced the approval of a new stock repurchase program, effective December 3, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(5)	Represents 642,401 shares of Class A Common Stock at an average price paid per share of $50.68 and 128,351 shares of Class B Common Stock at an average price paid per share of $56.20.
(6)	Represents 585,606 shares of Class A common stock at an average price paid per share of $48.16.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Rush Enterprises, Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of four companies that includes: Lithia Motors Inc, Paccar Inc, Penske Automotive Group Inc and Werner Enterprises Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025.

	12/20	12/21	12/22	12/23	12/24	12/25
Rush Enterprises, Inc.	100.00	140.42	141.30	204.89	219.80	224.79
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	114.33	120.58	182.41	196.50	207.21

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Blue Arc, Battle Motors, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales, leasing, insurance and financial services, vehicle upfitting, CNG fuel systems through our joint venture with Cummins and vehicle telematics products.

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 63.7% of our total gross profits in 2025.

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

Summary of 2025

Our results of operations for the year ended December 31, 2025, are summarized below as follows:

●	Our gross revenues totaled $7,434.2 million, a 4.7% decrease from gross revenues of $7,804.7 million in 2024.

●	Gross profit decreased $70.8 million, or 4.6%, compared to 2024. Gross profit as a percentage of sales remained at 19.6% in 2025, compared to 2024.

●	Our new Class 8 heavy-duty unit sales decreased 17.4%, compared to 2024, and accounted for 5.8% of the total U.S. market and 1.4% of the total Canadian market.

●	Our new Class 4 through 7 medium-duty unit sales (including buses) decreased 4.8%, compared to 2024, and accounted for 5.7% of the total U.S. market and 6.3% of the total Canadian market.

●	New light-duty truck unit sales increased 42.9% in 2025, compared to 2024.

●	Used truck unit sales decreased 1.9% in 2025, compared to 2024.

●	Aftermarket Products and Services revenues increased $7.2 million, or 0.3%, to $2,523.2 million, compared to $2,516.0 million in 2024.

●	Lease and rental revenues increased $14.6 million, or 4.1%, to $369.6 million, compared to $354.9 million in 2024.

●	Selling, General and Administrative (“SG&A”) expenses increased $0.6 million, or 0.1%, to $996.2 million, compared to $995.6 million in 2024.

●	Net interest expense decreased $24.6 million, or 34.7%, in 2025, compared to $70.9 million in 2024.

2026 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 211,300 units in 2026, a 0.6% decrease compared to 212,707 units sold in 2025. We expect our U.S. market share of new Class 8 truck sales to range between 5.8% and 6.3% in 2026. This market share percentage would result in the sale of 12,200 to 13,300 new Class 8 trucks in 2026. We expect to sell approximately 500 additional new Class 8 trucks in Canada in 2026.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 218,225 units in 2026, a 0.3% increase compared to 217,412 units sold in 2025. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.8% and 6.3% in 2026. This market share percentage would result in the sale of 12,600 to 13,700 new Class 4 through 7 commercial vehicles in 2026. We expect to sell approximately 900 additional new Class 5 through 7 commercial vehicles in Canada in 2026.

We expect to sell approximately 2,500 to 3,000 light-duty vehicles and 6,500 to 7,500 used commercial vehicles in 2026.

We expect lease and rental revenue to increase approximately 3.0% during 2026, compared to 2025.

In 2026, we expect demand for Aftermarket Products and Services to remain relatively weak through the first quarter. However, we are optimistic that freight markets will improve in 2026 and that demand will pick up as the year progresses. We believe that an improved freight market, along with our continued focus on growing our national account customer base and our focus on other aftermarket strategic initiatives, will result in aftermarket revenue growth this year.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 130.7% absorption ratio for the year ended December 31, 2025, and 132.2% absorption ratio for the year ended December 31, 2024.

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

Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory. The estimated net realizable value of new and used commercial inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and forecasts of future demand. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in our actual results differing materially from our estimates.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for 2025, 2024 and 2023. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2025	2024	2023
Revenue
New and used commercial vehicle sales	60.6%	62.6%	62.6%
Aftermarket Products and Services sales	33.9	32.3	32.3
Lease and rental	5.0	4.5	4.5
Finance and insurance	0.3	0.3	0.3
Other	0.2	0.3	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	80.4	80.4	79.9
Gross profit	19.6	19.6	20.1
Selling, general and administrative	13.4	12.8	12.9
Depreciation and amortization	1.0	0.9	0.7
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	5.2	5.9	6.5
Other income	0.0	0.0	0.0
Interest expense, net	0.6	0.9	0.7
Income from continuing operations before income taxes	4.6	5.0	5.8
Provision for income taxes	1.1	1.2	1.4
Net income	3.5	3.8	4.4
Net income attributable to noncontrolling interest	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.5%	3.8%	4.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
				2025	2024
	2025	2024	2023	vs	vs
				2024	2023
Vehicle unit sales:
New heavy-duty vehicles	12,770	15,465	17,457	-17.4%	-11.4%
New medium-duty vehicles	13,278	13,935	13,264	-4.7	5.1
New light-duty vehicles	3,007	2,105	1,848	42.9	13.9
Total new vehicle unit sales	29,055	31,505	32,569	-7.8%	-3.3%

Used vehicle sales	6,977	7,110	7,117	-1.9%	-0.1%

Vehicle revenue:
New heavy-duty vehicles	$2,425.50	$2,906.80	$3,083.10	-16.6%	-5.7%
New medium-duty vehicles	1,510.50	1485.2	1,312.00	1.7	13.2
New light-duty vehicles	179.1	126	108.8	42.1	15.8
Total new vehicle revenue	$4,115.10	$4,518.00	$4,503.90	-8.9%	0.3%

Used vehicle revenue	$363.7	$335.8	$414.7	8.3%	-19%

Other vehicle revenue(1)	$24.7	$35	$39.4	-29.4%	-11.3%

Dealership absorption ratio:	130.7%	132.2%	135.3%	-1.1%	-2.3%
(1) Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2025	2024	2023
Gross Profit:
New and used commercial vehicle sales	26.7%	30.2%	30.4%
Aftermarket products and services sales	63.7	60.4	59.8
Lease and rental	7.0	6.5	6.6
Finance and insurance	1.4	1.4	1.5
Other	1.2	1.5	1.7
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

Many of our Rush Truck Centers sell heavy-duty trucks manufactured by Peterbilt, International, Hino or Battle Motors, and provide parts and service for heavy-duty trucks. The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulations, interest rate fluctuations and customer business cycles. According to data published by A.C.T. Research, total U.S. retail sales of new Class 8 trucks in the last ten years have ranged from a low of approximately 195,687 in 2020 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and Department of Transportation regulatory guidelines for service processes, including collision center, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts and other aftermarket products and services; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates 211,300 new Class 8 commercial vehicles will be sold in the United States in 2026, compared to approximately 212,707 new Class 8 trucks sold in 2025. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 205,900 in 2027.

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

A.C.T. Research currently estimates 218,225 new Class 4 through 7 commercial vehicles will be sold in the United States in 2026, compared to approximately 217,412 new Class 4 through 7 trucks sold in 2025. A.C.T. Research currently forecasts sales of new Class 4 through 7 trucks in the U.S. to be approximately 240,700 in 2027.

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues

Total revenues decreased $370.6 million, or 4.7%, in 2025, compared to 2024.

Our Aftermarket Products and Services revenues increased $7.2 million, or 0.3%, in 2025, compared to 2024. The slight increase in Aftermarket Parts and Services revenues was primarily related to increased parts pricing.

Our revenues from sales of new and used commercial vehicles decreased $385.3 million, or 7.9%, in 2025, compared to 2024. The decrease in new and used commercial vehicle revenues was primarily a result of weak demand for Class 8 trucks caused by the freight recession and uncertainty with respect to U.S. trade policy and engine emissions regulations.

We sold 12,770 new Class 8 trucks in 2025, a 17.4% decrease compared to 15,465 new heavy-duty trucks in 2024. Our share of the new U.S. Class 8 commercial vehicle sales market decreased to approximately 5.8% in 2025, from 6.1% in 2024. Our share of the new Canada Class 8 truck market was approximately 1.4% in 2025. The decrease in new commercial vehicle revenues was primarily a result of the freight recession and uncertainty with respect to U.S. trade policy and engine emissions regulations.

We sold 13,278 new medium-duty commercial vehicles, including 1,681 buses, in 2025, a 4.7% decrease compared to 13,935 new medium-duty commercial vehicles, including 1,230 buses, in 2024. The decrease in our Class 4 through 7 commercial vehicle sales in 2025 was primarily a result of challenging market conditions and regulatory uncertainty. In 2025, we achieved a 5.7% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 5.3% in 2024. Our share of the Canada medium-duty commercial vehicles market was approximately 6.3% in 2025.

We sold 3,007 new light-duty vehicles in 2025, a 42.9% increase compared to 2,105 new light-duty vehicles in 2024.

We sold 6,977 used commercial vehicles in 2025, a 1.9% decrease compared to 7,110 used commercial vehicles in 2024. The decrease was primarily a result of the freight recession.

Commercial vehicle lease and rental revenues increased $14.6 million, or 4.1%, in 2025, compared to 2024. This increase in commercial vehicle lease and rental revenues was primarily a result of growth in our full-service lease portfolio, supported by strong customer demand and a modernized fleet, which was partially offset by decreased rental utilization.

Finance and insurance revenues decreased $0.8 million, or 3.9%, in 2025, compared to 2024. This decrease was primarily due to decreased new and used vehicle sales. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenues decreased $6.2 million, or 27.0% in 2025, compared to 2024. Other revenues consist primarily of the gains related to the disposition of our lease and rental fleet and document fees related to commercial vehicle sales.

Gross Profit

Gross profit decreased $70.8 million, or 4.6%, compared to 2024. Gross profit as a percentage of sales remained flat at 19.6% in 2025 and 2024.

Gross margins from our Aftermarket Products and Services operations increased to 36.9% in 2025, from 36.7% in 2024. Gross profit for Aftermarket Products and Services increased to $930.5 million in 2025, from $924.5 million in 2024. This increase was primarily related to increased parts pricing and rebates received from manufacturers. Historically, parts operations’ gross margins range from 28% to 30% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.8% of total gross profit for Aftermarket Products and Services operations in 2025 and 59.5% in 2024. Service and collision center operations represented 41.2% of total gross profit for Aftermarket Products and Services operations in 2025 and 40.5% 2024. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 38.0% in 2026.

Gross margins on new Class 8 truck sales decreased to 8.6% in 2025, from 9.7% in 2024. The decrease in gross margins was primarily due to the freight recession and a more competitive sales environment. In 2026, we expect overall gross margins from new heavy-duty truck sales of approximately 8.5% to 9.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.8% in 2025, from 9.7% in 2024. This decrease was primarily due to challenging industry conditions and a shift in the mix of customers during 2025. For 2026, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.0% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 13.6% in 2025, from 18.9% in 2024. This decrease was primarily due to a shift in customer mix between wholesale and retail. We expect margins on used commercial vehicles to range between 11.0% and 16.0% in 2026.

Gross margins from commercial vehicle lease and rental sales decreased to 27.8% in 2025, from 28.0% in 2024. This decrease is primarily related to a decrease in rental utilization rates. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2026.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $0.6 million, or 0.1%, in 2025, compared to 2024. SG&A expenses as a percentage of total revenues increased to 13.4% in 2025, from 12.8% in 2024. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2026, we expect SG&A expenses as a percentage of total revenues to range from 12.5% to 13.5%. For 2026, we expect the selling portion of SG&A expenses to be 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.6 million, or 3.8%, in 2025, compared to 2024.

Interest Expense, Net

Net interest expense decreased $24.6 million, or 34.7%, in 2025, compared to 2024. This decrease in interest expense was primarily the result of decreased inventory levels and lower interest rates on our variable rate debt compared to 2024. We expect net interest expense to decrease in 2026 compared to 2025 due to decreased commercial vehicle inventory levels, lower interest rates and how we choose to finance our vehicle inventory.

Income before Income Taxes

Income before income taxes decreased $52.0 million, or 13.1%, in 2025, compared to 2024, as a result of the factors described above.

Income Taxes

Income tax expense decreased $13.0 million, or 14.0%, in 2025, compared to 2024, as a result of the factors described above. We provided for taxes at a 23.1% effective rate in 2025 and 23.3% in 2024. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2026.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

For a discussion of information on the year ended December 31, 2024, refer to Part II Item 7 in the 2024 Annual Report on Form 10-K. Inline XBRL Viewer (sec.gov)

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements and other credit agreements. As of December 31, 2025, we had working capital of approximately $569.4 million, including $212.6 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our various credit agreements. The resulting interest earned is recognized as an offset to our interest expense.

We continually evaluate our liquidity and capital resources based upon: (i) our cash and cash equivalents on hand; (ii) the funds that we expect to generate through future operations; (iii) current and expected borrowing availability under our secured line of credit, working capital lines of credit available under certain of our credit agreements and our RTC Canada, PFC and BMO Floor Plan Credit Agreements; and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2025, however, $18.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.3 million available for future borrowings as of December 31, 2025.

The BMO Floor Plan Credit Agreement and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2025, we were in compliance with all debt covenants related to debt secured by the BMO Floor Plan Credit Agreement and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $300.0 million to $350.0 million for our leasing operations during 2026, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $37.0 million to $42.0 million during 2026.

During the fourth quarter of 2025, we paid a cash dividend of $14.6 million. Additionally, on February 17, 2026, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B common stock, to be paid on March 18, 2026, to all shareholders of record as of March 3, 2026. The total dividend disbursement is estimated to be approximately $14.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board deems relevant.

On December 3, 2025, we announced that our Board approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2025. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open-market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2025, we have not repurchased any of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2026, and may be suspended or discontinued at any time.

We anticipate funding capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We are currently under contract to build a new facility on the land adjacent to our current location in Huntley, Illinois with a current budget of $23.6 million and a new facility in Conroe, Texas with a budget of $20.0 million. We will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

In accordance with U.S. GAAP, we report floorplan borrowings financed with lenders affiliated with our vehicle manufacturers within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We report floorplan borrowings financed with lenders that are not affiliated with our vehicle manufacturers within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. Refer to Note 7 - Floorplan Notes Payable and Line of Credit and Note 8 - Long-Term Debt within our Notes to Consolidated Financial Statements for additional discussion of our floorplan financing agreements and other debt structure.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$861,839	$619,550	$295,713
Investing activities	(417,110)	(445,577)	(387,030)
Financing activities	(460,356)	(129,321)	73,962
Effect of exchange rate changes on cash	141	(246)	36
Net (decrease) increase in cash	$(15,627)	$44,652	$(17,355)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2025, operating activities resulted in net cash provided by operations of $861.8 million. Net cash provided by operating activities primarily consisted of $266.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $252.8 million, provision for deferred income tax of $28.8 million and stock-based compensation of $31.7 million. Cash provided by operating activities included an aggregate of $397.5 million net change in operating assets and liabilities. Net change in operating assets and liabilities were primarily the result of $1.8 million from the decrease in customer deposits, $15.8 million from the decrease in accrued liabilities, $73.2 from the decrease in accounts receivable and $354.9 from the decrease in inventory which were offset primarily by cash outflows of $112.6 million from the decrease in floor plan financing from our manufacturers, $13.7 million from the decrease in accounts payable and $34.8 million from the decrease in current assets. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During 2024, operating activities resulted in net cash provided by operations of $619.6 million. Net cash provided by operating activities primarily consisted of $305.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $236.1 million, provision for deferred income tax of $19.8 million and stock-based compensation of $30.4 million. Cash used in operating activities included an aggregate of $23.5 million net change in operating assets and liabilities. Net change in operating assets and liabilities were primarily the result of $34.8 million from the decrease in customer deposits and $12.2 million from the decrease in accrued liabilities, which were offset primarily by cash outflows of $91.7 million from the increase in accounts receivable, $81.9 million from the decrease in accounts payable and $85.1 million from the increase in inventory.

Cash Flows from Investing Activities

During 2025, cash used in investing activities totaled $417.1 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures, business acquisitions and notes receivable from an affiliate. Cash used for business acquisitions was $24.3 million and cash used for a notes receivable from an affiliate was $2.0 million during the year ended December 31, 2025. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $399.8 million during 2025 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $289.6 million for purchases of commercial vehicles for our rental and leasing operations.

During 2024, cash used in investing activities totaled $445.6 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures, business acquisitions and notes receivable from an affiliate. Cash used for business acquisitions was $16.4 million and cash used for a notes receivable from an affiliate was $9.5 million during the year ended December 31, 2024. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Capital expenditures totaled $433.0 million during 2024 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $368.5 million for purchases of commercial vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of non-trade floor plan notes payable. During 2025, our financing activities resulted in net cash used of $460.4 million. The cash outflows consisted primarily of $1,270.5 million used for principal repayments of long-term debt and finance lease obligations, $1.4 million for taxes paid related to net share settlement of equity awards and $69.0 million from net draws on floor plan note payable (non-trade). Additionally, during 2025, we paid cash dividends of $58.3 million and used $194.9 million to repurchase shares of our Class A and Class B common stock. These cash outflows were partially offset by borrowings of $1,117.5 million of long-term debt and $16.3 million from the issuance of shares related to equity compensation plans.

During 2024, our financing activities resulted in net cash used of $129.3 million. The cash outflows consisted primarily of $1,846.8 million used for principal repayments of long-term debt and finance lease obligations and $10.1 million for taxes paid related to net share settlement of equity awards. Additionally, during 2024, we paid cash dividends of $55.5 million and used $15.7 million to repurchase shares of our Class A and Class B common stock. These cash outflows were partially offset by $54.3 million from net draws on floor plan notes payable (non-trade), borrowings of $1,844.5 million of long-term debt and $25.4 million from the issuance of shares related to equity compensation plans.

On September 14, 2021, we entered into the WF Credit Agreement. Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We use the revolving credit loans primarily for purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. Effective September 30, 2025, the WF Credit Agreement was amended to, amongst other things, extend the expiration date to September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On December 31, 2025, we had approximately $22.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into the PLC Agreement. Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On December 31, 2025, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into RTC Canada Revolving Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at CORRA, plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On September 30, 2025, we had approximately $40.4 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 to 90 days or less from the date the commercial vehicles are invoiced from the factory. Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is 15 to 180 days. If the commercial vehicle is not sold within the interest-free period, we finance the commercial vehicle under the PFC Floor Plan Credit Agreement or the BMO Floor Plan Credit Agreement.

On December 16, 2024, we entered into the PFC Floor Plan Credit Agreement with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2025, we had approximately $380.0 million outstanding under the PFC Floor Plan Credit Agreement. Pursuant to a written agreement with Peterbilt, we pay Peterbilt directly for inventory financed pursuant to the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the BMO Floor Plan Credit Agreement (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2025, we had approximately $263.7 million outstanding under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into the RTC Canada Floor Plan Credit Agreement with BMO. Pursuant to the terms of the RTC Canada Floor Plan Credit Agreement (as amended), BMO originally agreed to make up to $116.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 13, 2025, the RTC Canada Floor Plan Credit Agreement was amended to increase the loan commitment to $171.7 million CAD. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On September 30, 2025, we had approximately $81.7 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement.

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

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of December 31, 2025, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $970.1 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

New Commercial Vehicle Inventory Reserves

Description of the Matter

At December 31, 2025, the Company’s new commercial vehicle inventory balance was approximately $1.1 billion, which is net of management’s estimate of new commercial vehicle inventory reserves in the amount of approximately $11.8 million. As described in Notes 2 and 6 to the consolidated financial statements, management adjusts the value of its new commercial vehicle inventory to net realizable value to the extent it determines new commercial vehicle inventory cost cannot be recovered.

Auditing management’s estimate of the new commercial vehicle inventory reserves involved a higher degree of auditor judgment because the estimate is affected by significant assumptions of expected future demand, market trends and economic conditions, and historical sales.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of controls over the Company’s processes to estimate the new commercial vehicle inventory reserves, which included management’s review of the underlying significant assumptions.

Our substantive audit procedures included, among others, evaluating the significant assumptions described above, and we tested the completeness and accuracy of underlying data used in the estimation calculations. We also compared the cost of new commercial vehicle inventories on-hand to customer demand forecasts and historical sales. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the new commercial vehicle inventory reserves that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 25, 2026

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash, cash equivalents and restricted cash	$212,645	$228,131
Accounts receivable, net	277,784	345,346
Notes receivable from affiliate	11,576	9,536
Inventories, net	1,534,471	1,787,744
Prepaid expenses and other	54,662	18,958
Total current assets	2,091,138	2,389,715
Property and equipment, net	1,694,738	1,615,635
Operating lease right-of-use assets, net	124,130	111,408
Goodwill, net	441,615	427,493
Other assets, net	78,915	73,296
Total assets	$4,430,536	$4,617,547

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$917,955	$1,081,199
Current maturities of long-term debt	127	–
Current maturities of finance lease obligations	34,519	38,476
Current maturities of operating lease obligations	19,285	15,866
Trade accounts payable	230,763	244,018
Customer deposits	112,149	109,751
Accrued expenses	177,292	160,809
Total current liabilities	1,492,090	1,650,119
Long-term debt, net of current maturities	274,798	408,440
Finance lease obligations, net of current maturities	88,149	92,235
Operating lease obligations, net of current maturities	107,698	97,874
Other long-term liabilities	34,225	28,060
Deferred income taxes, net	207,733	178,916
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2024 and 2023	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 60,115,093 Class A shares and 16,437,909 Class B shares outstanding in 2025; and 62,604,986 Class A shares and 16,662,633 Class B shares outstanding in 2024	835	824
Additional paid-in capital	634,266	587,639
Treasury stock, at cost: 4,586,791 Class A shares and 2,352,163 Class B shares in 2025; and 1,387,013 Class A shares and 1,783,806 Class B shares in 2024	(331,150)	(136,235)
Retained earnings	1,904,091	1,698,614
Accumulated other comprehensive (loss)	(4,813)	(9,293)
Total Rush Enterprises, Inc. shareholders’ equity	2,203,229	2,141,549
Noncontrolling interest	22,614	20,354
Total shareholders’ equity	2,225,843	2,161,903
Total liabilities and shareholders’ equity	$4,430,536	$4,617,547

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues
New and used commercial vehicle sales	$4,503,530	$4,888,823	$4,957,969
Aftermarket products and services sales	2,523,222	2,516,020	2,562,141
Lease and rental sales	369,555	354,939	353,780
Finance and insurance	21,128	21,991	24,271
Other	16,760	22,973	26,863
Total revenue	7,434,195	7,804,746	7,925,024
Cost of products sold
New and used commercial vehicle sales	4,114,012	4,426,292	4,474,616
Aftermarket products and services sales	1,592,772	1,591,510	1,609,383
Lease and rental sales	266,747	255,528	247,935
Total cost of products sold	5,973,531	6,273,330	6,331,934
Gross profit	1,460,664	1,531,416	1,593,090
Selling, general and administrative	996,184	995,586	1,021,722
Depreciation and amortization	71,136	68,549	59,830
Gain on sale of assets	412	809	843
Operating income	393,756	468,090	512,381
Other income (loss)	(1,655)	583	2,597
Interest income (expense):
Interest income	1,916	1,166	777
Interest expense	(48,151)	(72,024)	(53,694)
Total interest expense, net	(46,235)	(70,858)	(52,917)
Income before taxes	345,866	397,815	462,061
Income tax provision	79,828	92,845	114,000
Net income	266,038	304,970	348,061
Less: Net income attributable to noncontrolling interest	2,260	817	1,006
Net income attributable to Rush Enterprises, Inc.	$263,778	$304,153	$347,055

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$3.37	$3.85	$4.28
Diluted	$3.27	$3.72	$4.15

Dividends declared per common share	$0.74	$0.70	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	2025	2024	2023

Net income	$266,038	$304,970	$348,061
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,480	(7,130)	1,967
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	4,480	(7,130)	1,967
Comprehensive income	$270,518	$297,840	$350,028
Less: Comprehensive income attributable to noncontrolling interest	2,260	817	1,006
Comprehensive income attributable to Rush Enterprises, Inc.	$268,258	$297,023	$349,022

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Outstanding Class A Class B		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Rush Enterprises, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2022	63,518	18,125	$572	$500,642	$(130,930)	$1,378,337	$(4,130)	$1,744,491	$18,531	$1,763,022
Stock options exercised and stock awards	822	–	6	12,120	–	–	–	12,126	–	12,126
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	30,354	–	–	–	30,354	–	30,354
Vesting of restricted share awards	–	421	3	(7,018)	–	–	–	(7,015)	–	(7,015)
Issuance of common stock under employee stock purchase plan	209	–	1	5,951	–	–	–	5,952	–	5,952
Common stock repurchases	(3,088)	(2,182)	–	–	(213,425)	–	–	(213,425)	–	(213,425)
Retirement of treasury shares and par value adjustment	–	–	224	(3)	224,520	(224,744)		(3)		(3)
Cash dividends declared on Class A common stock	–	–	–	–	–	(38,727)	–	(38,727)	–	(38,727)
Cash dividends declared on Class B common stock	–	–	–	–	–	(11,896)	–	(11,896)	–	(11,896)
Foreign currency translation adjustment	–	–	–	–	–	–	1,967	1,967	–	1,967
Net income	–	–	–	–	–	347,055	–	347,055	1,006	348,061
Balance, December 31, 2023	61,461	16,364	$806	$542,046	$(119,835)	$1,450,025	$(2,163)	$1,870,879	$19,537	$1,890,416
Stock options exercised and stock awards	1,243	–	12	18,494	–	–	–	18,506	–	18,506
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	30,350	–	–	–	30,350	–	30,350
Vesting of restricted share awards	–	351	4	(10,116)	–	–	–	(10,112)	–	(10,112)
Issuance of common stock under employee stock purchase plan	196	–	2	6,865	–	–	–	6,867	–	6,867
Common stock repurchases	(295)	(52)	–	–	(16,400)	–	–	(16,400)	–	(16,400)
Retirement of treasury shares and par value adjustment	–	–	–	–	–	–	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(43,449)	–	(43,449)	–	(43,449)
Cash dividends declared on Class B common stock	–	–	–	–	–	(12,115)	–	(12,115)	–	(12,115)
Foreign currency translation adjustment	–	–	–	–	–	–	(7,130)	(7,130)	–	(7,130)
Net income	–	–	–	–	–	304,153	–	304,153	817	304,970
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	525	–	6	9,061	–	–	–	9,067	–	9,067
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	31,730	–	–	–	31,730	–	31,730
Vesting of restricted share awards	–	324	3	(1,392)	–	–	–	(1,389)	–	(1,389)
Issuance of common stock under employee stock purchase plan	185	–	2	7,228	–	–	–	7,230	–	7,230
Common stock repurchases	(3,200)	(549)	–	–	(194,915)	–	–	(194,915)	–	(194,915)
Retirement of treasury shares and par value adjustment	–	–	–	–	–	–	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(45,351)	–	(45,351)	–	(45,351)
Cash dividends declared on Class B common stock	–	–	–	–	–	(12,949)	–	(12,949)	–	(12,949)
Foreign currency translation adjustment	–	–	–	–	–	–	4,480	4,480	–	4,480
Net income	–	–	–	–	–	263,778	–	263,778	2,260	266,038
Balance, December 31, 2025	60,115	16,438	$835	$634,266	$(331,150)	$1,904,091	$(4,813)	$2,203,229	$22,614	$2,225,843

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$266,038	$304,970	$348,061
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	252,843	236,101	221,141
Gain on sale of property and equipment, net	(412)	(809)	(843)
Stock-based compensation expense related to employee stock options and employee stock purchases	31,729	30,350	30,354
Provision for deferred income tax expense	28,817	19,810	7,601
Change in accounts receivable, net	73,206	(87,098)	(38,307)
Change in inventories	354,937	85,071	(297,678)
Change in prepaid expenses and other, net	(34,816)	(3,259)	862
Change in trade accounts payable	(13,733)	81,862	(10,629)
Draws (payments) in floor plan notes payable – trade, net	(112,639)	–	–
Change in customer deposits	1,797	(34,808)	28,803
Change in accrued expenses	15,782	(12,199)	7,198
Other, net	(1,710)	(441)	(850)
Net cash provided by operating activities	861,839	619,550	295,713
Cash flows from investing activities:
Acquisition of property and equipment	(399,831)	(433,047)	(368,881)
Proceeds from the sale of property and equipment	7,913	9,437	2,212
Change in notes receivable from affiliate	(2,040)	(9,536)	–
Business acquisitions, net of cash	(24,314)	(16,364)	(16,050)
Other	1,162	3,933	(4,311)
Net cash used in investing activities	(417,110)	(445,577)	(387,030)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	(69,037)	(54,265)	205,487
Proceeds from long-term debt	1,117,468	1,844,528	1,429,083
Principal payments on long-term debt	(1,252,656)	(1,846,752)	(1,291,615)
Principal payments on finance lease obligations	(17,794)	(16,839)	(17,693)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	16,301	25,377	18,077
Taxes paid related to net share settlement of equity awards	(1,392)	(10,116)	(7,017)
Payments of cash dividends	(58,331)	(55,508)	(50,582)
Common stock repurchased	(194,915)	(15,746)	(211,778)
Net cash provided by (used in) financing activities	(460,356)	(129,321)	73,962
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,627)	44,652	(17,355)
Effect of exchange rate on cash	141	(246)	36
Cash, cash equivalents and restricted cash, beginning of year	228,131	183,725	201,044
Cash, cash equivalents and restricted cash, end of year	$212,645	$228,131	$183,725

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$53,883	$78,292	$56,427
Income taxes paid, net	$77,525	$76,028	$106,872
Noncash investing and financing activities:
Assets acquired under finance leases	$31,123	$31,412	$43,330

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus, Blue Bird, Collins Bus, Blue Arc or Battle Motors. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $6.3 million as of December 31, 2025 and $5.1 million as of December 31, 2024.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of the Company’s inventory typically declines over time, reserves are established based on historical experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of the Company’s inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value.

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

	2025	2024	Estimated Life (Years)
Land	$172,770	$174,962		–
Buildings	645,484	616,521	10	–	39
Leasehold improvements	49,054	47,518	2	–	39
Machinery and shop equipment	128,187	120,689	5	–	20
Furniture, fixtures and computers	138,345	127,165	3	–	15
Transportation equipment	176,119	156,896	3	–	15
Lease and rental vehicles	1,319,768	1,259,918	1	–	8
Construction in progress	34,276	13,997
Accumulated depreciation and amortization	(969,265)	(902,031)
Total	$1,694,738	$1,615,635

The Company recorded depreciation expense of $224.9 million and amortization expense of $28.0 million for the year ended December 31, 2025, depreciation expense of $207.3 million and amortization expense of $28.8 million for the year ended December 31, 2024, and depreciation expense of $194.1 million and amortization expense of $27.0 million for the year ended December 31, 2023.

As of December 31, 2025, the Company had $111.9 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $65.2 million. The Company recorded depreciation and amortization expense of $181.8 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2025, $167.6 million for the year ended December 31, 2024, and $161.3 million for the year ended December 31, 2023.

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

The fair value of the intangible franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $12.0 million as of December 31, 2025 and December 31, 2024, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

For the annual goodwill and intangible franchise rights impairment assessment conducted in the fourth quarter of 2025, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.

No impairments of goodwill or intangible franchise rights were recorded during the years ended December 31, 2025, 2024 and 2023.

The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2025 (in thousands):

Balance December 31, 2024	$427,493
Acquisitions during 2025	11,895
Currency translation	2,227
Balance December 31, 2025	$441,615

Equity Method Investments

The Company recognizes the investment for its 50% equity interest in Natural Gas Fuel Systems, LLC (“NGFS”) with a subsidiary of Cummins, Inc. using the equity method. The Company’s equity income in NGFS is included in the line-item Other income on the Consolidated Statements of Income.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel, legal reserves and expenses for rent, marketing, insurance, utilities and other general operating purposes.

Stock Based Compensation

The Company applies the provisions of Accounting Standards Codification (“ASC”) topic 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock awards and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2025	2024	2023
Weighted-average stock volatility	34.12%	33.66%	34.60%
Expected dividend yield	1.44%	1.46%	1.54%
Risk-free interest rate	4.16%	4.33%	3.58%
Expected life (years)	6.3	6.0	6.0
Weighted-average fair value of stock options granted	$19.01	$17.13	$11.82

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expenses were $10.8 million for 2025, $11.3 million for 2024 and $10.0 million for 2023. Advertising and marketing expenses are included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 (Internal Use Software), which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs, including capitalized interest, of approximately $1.1 million as of December 31, 2025, net of accumulated amortization of $21.1 million, and had $1.8 million as of December 31, 2024, net of accumulated amortization of $17.2 million.

Insurance

The Company self-insures and utilizes a captive insurance company to manage its auto and general commercial liability insurance, which the Company supplements with excess insurance coverage at a level management believes is sufficient to cover potential losses. The Company is partially self-insured related to its worker’s compensation and medical insurance. The Company uses actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported. The Company is fully self-insured for claims related to its real and personal property, except for its vehicle inventory, which is fully insured.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. We adopted this ASU on a retrospective basis effective January 1, 2025. Refer to Note 13, Income Taxes for the inclusion of new disclosures required.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring more detailed disclosure about specified categories of expenses such as inventory purchases, employee compensation, depreciation and amortization in their financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact, if any, that the adoption of ASU 2024-03 will have on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarifies the effective date of ASU 2024-03 to require all public business entities to adopt the guidance for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to prior periods presented. Management is currently evaluating the impact that the adoption of ASU 2024-03, as clarified by ASU 2025-01, will have on its financial statements and related disclosures. At this time, it is not practicable to estimate the effect of the standard on the disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the guidance on accounting for costs to develop or obtain software for internal use and replace the prior stage-based framework with a principles-based approach. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified transition approach. The Company is currently evaluating the timing of adoption, the transition method it will elect, and the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. The amendments clarify when Topic 270 applies, improve the navigability of the interim reporting guidance in ASC 270, and specify the form and content of interim financial statements and accompanying notes presented in accordance with GAAP. Topic 270 also clarifies aspects of the form and content of interim financial statements for entities that present condensed statements and identifies interim disclosures required by GAAP topics outside of Topic 270. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the effects, if any, that ASU 2025-11 will have on its interim financial statement disclosures and related processes.

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

Manufacturer	Expiration Dates
Peterbilt	June 2026
International	March 2026 through May 2030
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	Currently Negotiating
IC Bus	March 2026 through May 2030
Blue Arc	Oct 2026
Battle Motors	Indefinite

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt commercial vehicles accounted for approximately 53.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2025, 58.8% of the Company’s new vehicle sales revenue for the year ended December 31, 2024, and 50.7% of the Company’s new vehicle sales revenue for the year ended December 31, 2023.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floorplan financing programs as described in Note 7 to these Notes to Consolidated Financial Statements. The Company is eligible to finance its Peterbilt new vehicle inventory under the PFC Floor Plan Credit Agreement with PFC, which has an aggregate loan commitment of $800.0 million. The remainder of the Company’s new vehicle inventory, and all of its used vehicle inventory, is eligible to be financed under the BMO Floor Plan Credit Agreement with BMO Bank, which has an aggregate loan commitment of $675.0 million. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

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

RTC Canada uses the RTC Canada Floor Plan Credit Agreement to finance its new and used vehicle inventory. Pursuant to the terms of the RTC Canada Floor Plan Agreement, BMO agreed to make up to $171.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory.

Concentration of Credit Risks

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

The Company sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold by the Company both with and without recourse. Most of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for collection losses related to finance contracts sold with recourse. Historically, the Company’s allowances and reserves have covered losses inherent in these receivables.

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Trade accounts receivable from sale of vehicles	$145,126	$212,216
Trade receivables other than vehicles	92,881	99,108
Warranty claims	19,523	18,675
Other accounts receivable	22,755	18,088
Less allowance for credit losses	(2,501)	(2,741)
Total	$277,784	$345,346

As of January 1, 2024, the Company had accounts receivable of $259.4 million.

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

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2025	2024
New commercial vehicles	$1,103,721	$1,381,684
Used commercial vehicles	78,889	55,336
Parts and accessories	347,499	341,458
Other	26,521	26,789
Less allowance	(22,159)	(17,523)
Total	$1,534,471	$1,787,744

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2025
Reserve for parts inventory	$7,697	$6,500	$(5,330)	$8,867
Reserve for commercial vehicle inventory	9,825	25,533	(22,066)	13,292

2024
Reserve for parts inventory	$9,165	$6,411	$(7,879)	$7,697
Reserve for commercial vehicle inventory	12,203	18,242	(20,620)	9,825

2023
Reserve for parts inventory	$9,423	$6,274	$(6.532)	$9,165
Reserve for commercial vehicle inventory	7,065	11,191	(6,053)	12,203

Inventory

The Company provides a reserve for obsolete and slow-moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserves. Once the inventory is written down, the Company does not reverse any reserve balance until the inventory is sold.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2024	Provision for the Year Ended December 31, 2025	Write offs Against Allowance, net of Recoveries	Balance December 31, 2025

Commercial vehicle receivables	$237	$(169)	$-	$68
Manufacturers’ receivables	837	4,932	(4,850)	919
Leasing, parts and service receivables	1,667	1,445	(1,607)	1,505
Other receivables	–	14	(4)	10
Total	$2,741	$6,222	$(6,462)	$2,501

7.	FLOOR PLAN NOTES PAYABLE AND LINE OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased, and accounts receivable arising from the sale thereof. The Company’s BMO Floor Plan Credit Agreement provides for a loan commitment of up to $675.0 million. The interest rate under the BMO Floor Plan Credit Agreement is the one-month SOFR, plus 1.20%. The effective interest rate applicable to the BMO Floor Plan Credit Agreement was approximately 4.99% as of December 31, 2025.

The Company’s PFC Floor Plan Credit Agreement with PFC provides for a loan commitment of up to $800.0 million. The interest rate under the PFC Floor Plan Credit Agreement is the prime rate, minus 2.10%. The effective interest rate applicable to the PFC Floor Plan Credit Agreement was approximately 4.65% as of December 31, 2025.

The Company’s RTC Canada Floor Plan Credit Agreement provides for a loan commitment of up to $171.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. The effective interest rate applicable to the RTC Canada Floor Plan Credit Agreement was approximately 3.57% as of December 31, 2025.

The Company finances all of the purchase price of its new non-Peterbilt commercial vehicle inventory and the loan value of its used commercial vehicle inventory under the BMO Floor Plan Credit Agreement and the RTC Canada Floor Plan Agreement, under which BMO Bank and BMO pay the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the agreements are due when the related commercial vehicle inventory (collateral) is sold. The BMO Floor Plan Credit Agreement expires December 31, 2029, although BMO. has the right to terminate the BMO Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. The Company finances all of the purchase price of its new Peterbilt commercial vehicle inventory under the PFC Floor Plan Credit Agreement, under which we pay the manufacturer directly with respect to new Peterbilt commercial vehicles. Amounts borrowed under the agreements are due when the related commercial vehicle inventory (collateral) is sold. The PFC Floor Plan Credit Agreement expires December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On December 31, 2025, we had approximately $380.0 million outstanding under the PFC Floor Plan Credit Agreement. On December 31, 2025, the Company had approximately $263.7 million outstanding under its BMO Floor Plan Credit Agreement. The Company’s RTC Canada Floor Plan Credit Agreement expires September 14, 2026. On December 31, 2025, the Company had approximately $81.7 million CAD outstanding under the RTC Canada Floor Plan Agreement.

The Company’s weighted average interest rate for floor plan notes payable was 3.5% for the year ended December 31, 2025, and 4.4% for the year ended December 31, 2024, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2025	2024
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,169,319	$1,427,196
Vehicle sale-related accounts receivable	145,126	197,186
Total	$1,314,445	$1,624,382

Floor plan notes payable related to vehicles	$917,955	$1,081,199

Line of Credit

The Company has a line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit as of December 31, 2025, however, $18.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.3 million available for future borrowings as of December 31, 2025.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following variable interest rate term notes (in thousands):

	December 31,
	2025	2024

Variable interest rate term notes	$274,798	$408,440

Total long-term debt, net of current maturities	$274,798	$408,440

As of December 31, 2025, long-term debt maturities were as follows (in thousands):

2026	$29,519
2027	127
2028	22,405
2029	220,127
2030	2,620
Thereafter	–
Total	$274,798

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

The BMO Floor Plan Credit Agreement and the WF Credit Agreement require the Company to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of December 31, 2025, the Company was in compliance with all debt covenants related to the BMO Floor Plan Credit Agreement and the WF Credit Agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The $40.4 million CAD outstanding revolving credit loans pursuant to terms of the RTC Canada Revolving Credit Agreement maturing on September 16, 2026, have been classified as long-term debt under the assumption that the Company’s WF Credit Agreement (as amended) could be used to refinance this debt, if required. On December 31, 2025, the Company had $152.7 million in availability under the WF Credit Agreement. The Company intends to refinance the RTC Canada Revolving Credit Agreement in 2026.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2025, and 2024. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company’s accounting policy with respect to leases complies with ASU 842, Leases (“Topic 842”). The standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

The Company applied the practical expedients permitted under Topic 842 during implementation, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one year to ten years. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $60.0 million for the year ended December 31, 2025, $54.3 million for the year ended December 31, 2024 and $50.0 million for the year ended December 31, 2023.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2025, the Company guaranteed commercial vehicle residual values of approximately $62.2 million under operating lease and finance lease arrangements.

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

The Company leases facilities in Ontario, Canada from entities owned by the noncontrolling interest holder of RTC Canada. In 2025, the Company recorded approximately $2.3 million in operating lease expense related to these leases.

Lease Costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Year Ended December 31,
Component	Classification	2025	2024	2023
Operating lease cost	SG&A expense	$14,236	$15,630	$14,924
Operating lease cost	Lease and rental cost of products sold	7,852	9,102	5,981
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	25,640	26,525	24,655
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	6,065	5,454	5,454
Short-term lease cost	SG&A expense	2,642	133	191

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$28,153	$30,187	$26,359
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$17,794	$16,839	$17,693
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$33,144	$18,339	$40,093

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2025, are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (in years)	3.3	7.7
Weighted-average discount rate	5.0%	5.2%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2025, are as follows (in thousands):

	Finance Leases	Operating Leases
2026	$39,997	$25,106
2027	29,621	24,424
2028	25,989	22,254
2029	19,847	19,866
2030	12,239	16,220
2031 and beyond	10,744	49,801
Total lease payments	$138,437	$157,671
Less: Imputed interest	(15,769)	(30,688)
Present value of lease liabilities	$122,668	$126,983

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2025, in the amount of $4.1 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental revenue to be received for non-cancelable leases and subleases in effect as of December 31, 2025, are as follows (in thousands):

2026	$227,194
2027	195,722
2028	159,432
2029	119,142
2030	70,381
Thereafter	33,516
Total	$805,387

Rental income during the year ended December 31, 2025, and 2024, consisted of the following (in thousands):

	2025	2024	2023
Minimum rental payments	$325,084	$310,052	$306,897
Nonlease payments	44,471	44,887	46,883
Total	$369,555	$354,939	$353,780

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”), allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 16, 2023, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A common stock authorized for issuance thereunder by 600,000 shares. Under the Employee Stock Purchase Plan, there are approximately 701,920 shares remaining of the 4,650,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company issued 184,589 shares under the Employee Stock Purchase Plan during the year ended December 31, 2025, and 195,540 shares during the year ended December 31, 2024. Of the 7,391 employees eligible to participate, approximately 2,433 elected to participate in the plan as of December 31, 2025.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 1,125,000 shares of Class A common stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A common stock equivalent to a compensation value of $145,000; provided however, that directors may elect to receive up to 40% of the value of such grant in cash. In 2025, two non-employee directors each received a grant of 2,810 shares of the Company’s Class A common stock, two non-employee directors each received a grant of 2,107 shares of the Company’s Class A common stock and $36,250 cash, one non-employee director received a grant of 1,967 shares of the Company’s Class A common stock and $43,500 cash and two non-employee directors received a grant of 1,686 shares of the Company’s Class A common stock and $58,000 cash. In 2024, three non-employee directors each received a grant of 3,230 shares of the Company’s Class A common stock, three non-employee directors each received a grant of 1,938 shares of the Company’s Class A common stock and $58,000 cash and one non-employee director received a grant of 2,261 shares of the Company’s Class A common stock and $43,499 cash, for total compensation equivalent to $145,000 each. Under the Director Plan, there are approximately 147,360 shares remaining for issuance of the 1,125,000 shares of the Company’s Class A common stock that were reserved for issuance. The Company granted 15,173 shares of Class A common stock under the Director Plan during the year ended December 31, 2025, and 17,765 shares of Class A common stock under the Director Plan during the year ended December 31, 2024.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A common stock or 150,000 shares of Class B common stock. Each option granted pursuant to the 2007 Incentive Plan has a ten-year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. As of December 31, 2025, approximately 2,610,940 shares of Class A common stock and 1,667,925 shares of Class B common stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B common stock upon the exercise of stock options or vesting of restricted stock awards. During the year ended December 31, 2025, the Company granted employees 549,400 options to purchase Class A common stock and 385,375 restricted Class B common stock awards under the 2007 Incentive Plan. During the year ended December 31, 2024, the Company granted employees 538,700 options to purchase Class A common stock and 398,525 shares of restricted Class B common stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted but are subject to vesting requirements.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases was $31.7 million for the year ended December 31, 2025, $30.4 million for the year ended December 31, 2024, and $30.4 million for the year ended December 31, 2023. Cash received from options exercised and shares purchased under all share-based payment arrangements was $16.3 million for the year ended December 31, 2025, $25.4 million for the year ended December 31, 2024, and $18.0 million for the year ended December 31, 2023.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2025	5,091,852	$27.31
Granted	549,400	53.60
Exercised	(510,123)	17.77
Forfeited	(42,750)
Expired	(4,250)	42.86
Balance of Outstanding Options at December 31, 2025	5,084,129	$30.98	5.5	$116,733,413
Expected to vest after December 31, 2025	2,513,805	$41.80	7.5	$30,514,145
Vested and exercisable at December 31, 2025	2,562,105	$20.33	3.6	$86,124,695

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A common stock on December 31, 2025, which was $53.94. The total intrinsic value of options exercised was $19.6 million during the year ended December 31, 2025, $47.3 million during the year ended December 31, 2024, and $19.8 million during the year ended December 31, 2023.

The following table presents a summary of the status of the number of shares underlying the Company’s non-vested stock options as of December 31, 2025, and changes during the year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2025	2,852,974	$11.37
Granted	549,400	19.01
Vested	(837,600)	7.86
Forfeited	(42,750)	14.63
Non-vested at December 31, 2025	2,522,024	$14.15

The total fair value of vested options was $6.6 million during the year ended December 31, 2025, $5.8 million during the year ended December 31, 2024, and $5.9 million during the year ended December 31, 2023. The weighted-average grant date fair value of options granted was $19.01 per share during the year ended December 31, 2025, $17.13 per share during the year ended December 31, 2024, and $11.82 per share during the year ended December 31, 2023.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan during the year ended December 31, 2025. The restricted stock awards granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards at December 31, 2025:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2025	935,219			$42.08
Granted	385,375			54.09
Vested	(489,346)			39.35
Forfeited	(11,250)			49.45
Outstanding non-vested at December 31, 2025	819,998	8.4	$46,133,087	$49.25
Expected to vest after December 31, 2025	819,913	8.4	$46,128,315	$49.25

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards during the year ended December 31, 2025, was $19.2 million. The weighted-average grant date fair value of stock awards granted was $54.09 per share during the year ended December 31, 2025, $50.64 per share during the year ended December 31, 2024, and $36.97 per share during the year ended December 31, 2023.

As of December 31, 2025, the Company had $13.6 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 1.3 years and $13.8 million of unrecognized compensation related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.1 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”) that is available to all U.S. based employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. The Company’s policy is for the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $14.7 million during the year ended December 31, 2025, $14.0 million during the year ended December 31, 2024, and $13.3 million during the year ended December 31, 2023.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan was amended and restated effective May 18, 2021, in order to bring the plan into conformance with current “best” practices. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $34.5 million on December 31, 2025, and $28.1 million on December 31, 2024. The related cash surrender value of the life insurance contracts was $32.2 million on December 31, 2025, and $24.4 million on December 31, 2024.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2025	2024	2023
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$263,778	$304,153	$347,055
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	78,380	79,058	81,089
Effect of dilutive securities−
Employee and director stock options and restricted share awards	2,346	2,759	2,631
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	80,726	81,818	83,720
Basic earnings per common share	$3.37	$3.85	$4.28
Diluted earnings per common share and common share equivalents	$3.27	$3.72	$4.15

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2025, 2024 and 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2025	2024	2023
Anti-dilutive options – weighted average	770	532	1,282

13.	INCOME TAXES:

The significant components of the tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
Domestic	$330,391	$392,253	$455,288
Foreign	15,475	5,562	6,773
Total	345,866	397,815	462,061
Current provision
Federal	$38,483	$62,358	$87,270
State	8,445	9,975	16,864
Foreign	4,083	702	2,265
Total	51,011	73,035	106,399
Deferred provision (benefit)
Federal	26,809	15,283	7,617
State	1,923	3,752	505
Foreign	85	775	(521)
Total	28,817	19,810	7,601
Provision for income taxes	$79,828	$92,845	$114,000

A reconciliation of taxes based on the federal statutory rates to the income tax provision (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Income taxes at the federal statutory rate	$72,631	21.0%	$83,540	21.0%	$97,032	21.0%
State income taxes, net of federal benefit (a)	8,498	2.5	10,030	2.5	14,120	3.1
Foreign Tax Effects	896	0.3	271	0.1	266	0.1
Effect of Cross-Border Tax Laws	34	–	845	0.2	–	–
Tax Credits	(2,913)	(0.8)	(141)	–	(102)	–
Tax effect of permanent differences
Share-based payments awards	(4,376)	(1.3)	(9,916)	(2.5)	(4,195)	(1.0)
Executive compensation (b)	−	−	4,402	1.1	−	−
Other	5,256	1.5	2,442	0.6	5,653	1.2
Changes in Unrecognized Tax Benefits	(33)	–	1,426	0.3	1,187	0.3
Other, net	(165)	(0.1)	(54)	–	39	–
Income tax provision	$79,828	23.1%	$92,845	23.3%	$114,000	24.7%

(a) State taxes in California, Illinois and Texas made up the majority (greater than 50 percent) of the tax effect in this category for each year presented.
(b)	The executive compensation limitations in years 2025 & 2023 are below the disclosure threshold and are included in other.

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2025	2024
Deferred income tax (assets) liabilities:
Inventory	$(6,721)	$(5,547)
Accounts receivable	(372)	(517)
Finance lease obligations	(28,795)	(30,696)
Finance and operating leases	(30,476)	(27,522)
Stock options	(9,984)	(8,790)
Accrued liabilities	(7,008)	(5,604)
State net operating loss carry forward	(2,828)	(1,689)
State tax credit	223	29
Other	(6,184)	(6,108)
Difference between book and tax basis- Operating lease assets	29,895	26,970
Difference between book and tax basis- Depreciation and amortization	268,821	238,390
	206,571	178,916
Valuation allowance	1,162	−
Net deferred income tax liability	$207,733	$178,916

As of December 31, 2025, the Company had approximately $42.8 million in state net operating loss carry forwards that expire from 2030 to 2044, which result in a deferred tax asset of approximately $1.7 million. The Company has evaluated whether its state net operating losses are realizable and has recorded a valuation allowance against them. The valuation allowance increased $1.1 million over the prior year ending December 31, 2024.

The Company had unrecognized income tax benefits totaling $7.9 million ($6.2 million rate impact after net of federal benefit) as a component of accrued liabilities as of December 31, 2025, and $8.0 million ($6.3 million rate impact after net of federal benefit) as of December 31, 2024, the total of which, if recognized, the net of federal tax benefit would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $95,500, $197,700, and $86,200 in interest expense. No amounts were accrued for penalties. The Company had approximately $625,000, $530,000 and $389,000 of interest accrued as of December 31, 2025, 2024 and 2023, respectively.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the distribution of untaxed earnings and profits.

As of December 31, 2025, the tax years ended December 31, 2022 through 2025 remained subject to audit by federal tax authorities and the tax years ended December 31, 2021 through 2025, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2025	2024	2023
Unrecognized tax benefits at beginning of period	$8,063	$6,771	$5,377
Gross increases – tax positions in current year	1,349	1,937	2,582
Reductions due to lapse of statute of limitations	(1,512)	(645)	(1,188)
Unrecognized tax benefits at end of period	$7,900	$8,063	$6,771

The table below presents detail to supplemental disclosure of cash flow for Income Taxes paid, net (in thousands):

	2025	2024	2023
Federal	$65,584	$63,165	$88,945
State	8,126	12,034	15,533
Foreign	3,815	829	2,394
Total	$77,525	$76,028	$106,872

14.	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of December 31, 2025, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

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

As of the reporting period, the Company has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships in the United States and Ontario, Canada that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts sales, service and collision center facilities; vehicle upfitting and financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s CODM considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2025, 2024 and 2023 (in thousands):

	Truck	All
	Segment	Other	Totals
2025
Revenues from external customers	$7,419,068	$15,127	$7,434,195
Cost of products sold	5,971,594	1,937	5,973,531
Controllable expenses	879,580	5,590	885,170
Allocated expenses	173,739	7,999	181,737
Segment operating income	$394,155	$(399)	$393,756
Other Income	(1,655)	–	(1,655)
Interest income	1,916	–	1,916
Interest expense	47,780	371	48,151
Income taxes	79,828	–	79,828
Net Income	$266,809	$(771)	$266,038
Segment assets	4,372,791	57,745	4,430,536
Goodwill	439,055	2,560	441,615
Capital expenditures	399,831	–	399,831
Depreciation and amortization	70,552	584	71,136

	Truck	All
	Segment	Other	Totals
2024
Revenues from external customers	$7,788,842	$15,904	$7,804,746
Cost of products sold	6,271,327	2,003	6,273,330
Controllable expenses	952,973	5,953	958,926
Allocated expenses	96,159	8,240	104,400
Segment operating income	$468,383	$(292)	$468,090
Other Income	583	–	583
Interest income	1,166	–	1,166
Interest expense	71,658	366	72,024
Income taxes	92,845	–	92,845
Net Income	$305,628	$(658)	$304,970
Segment assets	4,561,583	55,964	4,617,547
Goodwill	424,933	2,560	427,493
Capital expenditures	432,400	647	433,047
Depreciation and amortization	68,031	518	68,549

	Truck	All
	Segment	Other	Totals
2023
Revenues from external customers	$7,909,230	$15,794	$7,925,024
Cost of products sold	6,329,629	2,305	6,331,934
Controllable expenses	789,109	4,907	794,016
Allocated expenses	278,117	8,576	286,693
Segment operating income	$512,375	$6	$512,381
Other Income	2,597	–	2,597
Interest income	777	–	777
Interest expense	53,324	370	53,694
Income taxes	114,000	–	114,000
Net Income	$348,437	$(364)	$348,061
Segment assets	4,308,264	55,977	4,364,241
Goodwill	418,148	2,560	420,708
Capital expenditures	367,942	939	368,881
Depreciation and amortization	59,373	457	59,830

17.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
Commercial vehicle sales revenue	$4,503,530	$4,888,823	$4,957,969
Parts revenue	1,482,015	1,440,452	1,493,903
Commercial vehicle repair service revenue	1,041,207	1,075,568	1,068,238
Finance revenue	8,750	8,942	11,665
Insurance revenue	12,378	13,049	12,606
Other revenue	16,760	22,973	26,863
Total	$7,064,640	$7,449,807	$7,571,244

The Company’s performance obligations are transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2025, or December 31, 2024. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and most other revenues are related to the Truck Segment.

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

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2023	$(2,163)
Foreign currency translation adjustment	(7,130)
Balance as of December 31, 2024	(9,293)
Foreign currency translation adjustment	4,480
Balance as of December 31, 2025	$(4,813)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2025, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

February 25, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2025, and 2024;

Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023;

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and

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

3.3	Rush Enterprises, Inc. Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 3, 2025)

4.1

Specimen of certificate representing Common Stock (now Class B common stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A common stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 of the Company’s Form S-8 filed November 30, 2023)

10.1+

Rush Enterprises, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.2+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.3+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2023)

10.4+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 000-20797) filed December 31, 2023)

10.5+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 000-20797) filed December 31, 2023)

10.6+

Rush Enterprises, Inc. Deferred Compensation Plan (Amended and Restated Effective as of May 18, 2021) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.7+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.8+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.9+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.10

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.11

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated July 6, 2023, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended September 30, 2023)

10.12

Fifth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.13

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.14

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 12, 2024, by and among the Company and certain of its subsidiaries, the Lenders signatory thereto, Frost Bank and BMO Bank N.A., as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.15

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.16

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.17

First Amendment to Credit Agreement, dated as of November 30, 2022 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 2, 2022)

10.18

Second Amendment to Credit Agreement, dated as of December 22, 2023 by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 22, 2023)

10.19	Third Amendment to Credit Agreement, dated as of December 17, 2024, by and among Rush Enterprises, Inc. and certain of its subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 000-20797) filed February 21, 2025)

10.20	Fourth Amendment to Credit Agreement, dated as of September 30, 2025, by and among Rush Enterprises, Inc., and certain subsidiaries, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 3, 2025)

10.21

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

10.23

Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of November 1, 2023, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 6, 2023)

10.24

Corporate Guarantee dated November 1, 2002, issued by Rush Enterprises, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.25

First Amendment to Second Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of April 9, 2024, by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed April 15, 2024)

10.26

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

10.29	Promissory Note to PACCAR Financial Corp. dated December 16, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.30

Corporate Guaranty dated December 16, 2024, issued by Rush Enterprises, Inc. in favor of PACCAR Financial Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 18, 2024)

10.31

Bank of Montreal Revolving Lease and Rental Credit Agreement, dated May 31, 2022, between Rush Truck Centres of Canada Limited and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2022)

10.32

First Amendment to the BMO Lease and Rental Credit Agreement, dated as of June 1, 2024, by and among RTC-Canada, the Company and BMO (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

10.33

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

10.35

First Amendment to First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of May 31, 2023, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2023)

10.36	Second Amendment to the Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of June 1, 2024, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 6, 2024)

10.37	Third Amendment to the Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of June 13, 2025, by and among RTC-Canada and BMO (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 18, 2025)

19.1	Rush Enterprises, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of Company’s Annual Report on Form 10-K (File No. 000-20797) filed February 21, 2025)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Rush Enterprises, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 000-20787) for the year ended December 3, 2023)

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By:	s/ W. M.” RUSTY” RUSH	Date: February 25, 2026
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 25, 2026
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 25, 2026
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ JASON WILDER	Chief Operating Officer	February 25, 2026
Jason Wilder

/s/ THOMAS A. AKIN	Director	February 25, 2026
Thomas A. Akin

/s/ RAYMOND J. CHESS	Director	February 25, 2026
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 25, 2026
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 25, 2026
William H. Cary

/s/ ELAINE MENDOZA	Director	February 25, 2026
Elaine Mendoza

/s/ TROY A. CLARKE	Director	February 25, 2026
Troy A. Clarke

/s/ AMY BOERGER	Director	February 25, 2026
Amy Boerger

/s/ MICHAEL MCROBERTS	Director and Senior Advisor to the Company	February 25, 2026
Michael McRoberts