Form 10-Q
period 2026-03-31
RUSH ENTERPRISES INC \TX\
filed 2026-05-08
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2026.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	60,997,081
Class B Common Stock, $.01 Par Value	16,715,210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$239,654	$212,645
Accounts receivable, net	271,399	277,784
Note receivable, affiliate	8,561	11,576
Inventories, net	1,640,077	1,534,471
Prepaid expenses and other	45,396	54,662
Total current assets	2,205,087	2,091,138
Property and equipment, net	1,672,844	1,694,738
Operating lease right-of-use assets, net	119,752	124,130
Goodwill, net	440,777	441,615
Other assets, net	77,595	78,915
Total assets	$4,516,055	$4,430,536

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$919,157	$917,955
Current maturities of long-term debt	125	127
Current maturities of finance lease obligations	32,041	34,519
Current maturities of operating lease obligations	19,912	19,285
Trade accounts payable	320,090	230,763
Customer deposits	86,463	112,149
Accrued expenses	134,795	177,292
Total current liabilities	1,512,583	1,492,090
Long-term debt, net of current maturities	277,650	274,798
Finance lease obligations, net of current maturities	84,122	88,149
Operating lease obligations, net of current maturities	102,751	107,698
Other long-term liabilities	35,371	34,225
Deferred income taxes, net	211,959	207,733
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2026 and 2025	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 60,855,308 Class A shares and 16,715,210 Class B shares outstanding in 2026; and 60,115,093 Class A shares and 16,437,909 Class B shares outstanding in 2025	845	835
Additional paid-in capital	655,196	634,266
Treasury stock, at cost: 4,586,791 Class A shares and 2,352,163 Class B shares in 2026; and 4,586,791 Class A shares and 2,352,163 Class B shares in 2025	(331,150)	(331,150)
Retained earnings	1,950,700	1,904,091
Accumulated other comprehensive income (loss)	(6,812)	(4,813)
Total Rush Enterprises, Inc. shareholders’ equity	2,268,779	2,203,229
Noncontrolling interest	22,840	22,614
Total shareholders’ equity	2,291,619	2,225,843
Total liabilities and shareholders’ equity	$4,516,055	$4,430,536

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues
New and used commercial vehicle sales	$955,143	$1,130,770
Aftermarket products and services sales	627,194	619,068
Lease and rental sales	92,277	90,253
Finance and insurance	5,611	5,212
Other	3,960	5,527
Total revenue	1,684,185	1,850,830
Cost of products sold
New and used commercial vehicle sales	873,904	1,030,533
Aftermarket products and services sales	399,790	397,743
Lease and rental sales	66,691	64,794
Total cost of products sold	1,340,385	1,493,070
Gross profit	343,800	357,760
Selling, general and administrative expense	242,630	248,803
Depreciation and amortization expense	18,718	17,256
Gain (loss) on sale of assets	(245)	168
Operating income	82,207	91,869
Other income (loss), net	(464)	(440)
Interest expense, net	6,354	12,863
Income before taxes	75,389	78,566
Income tax provision	13,709	17,949
Net income	61,680	60,617
Less: Net income loss attributable to noncontrolling interest	226	295
Net income attributable to Rush Enterprises, Inc.	$61,454	$60,322

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.79	$0.76
Diluted	$0.77	$0.73

Weighted average shares outstanding:
Basic	77,394	79,661
Diluted	79,871	82,381

Dividends declared per common share	$0.19	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net income	$61,680	$60,617
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,999)	(12)
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(1,999)	(12)
Comprehensive income	$59,681	$60,605
Less: Comprehensive income (loss) attributable to noncontrolling interest	226	295
Comprehensive income attributable to Rush Enterprises, Inc.	$59,455	$60,310

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive Income	Total Rush Enterprises, Inc. Shareholders’	Non-controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)	Equity	Interest	Equity
Balance, December 31, 2025	60,115	16,438	$835	$634,266	$(331,150)	$1,904,091	$(4,813)	$2,203,229	$22,614	$2,225,843
Stock options exercised and stock awards	657	–	6	12,105	–	–	–	12,111	–	12,111
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,536	–	–	–	14,536	–	14,536
Vesting of restricted share awards	–	277	3	(9,512)	–	–	–	(9,509)	–	(9,509)
Issuance of common stock under employee stock purchase plan	83	–	1	3,801	–	–	–	3,802	–	3,802
Common stock repurchases	–	–	–	–	–	–	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,551)	–	(11,551)	–	(11,551)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,294)	–	(3,294)	–	(3,294)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,999)	(1,999)	–	(1,999)
Net income	–	–	–	–	–	61,454	–	61,454	226	61,680
Balance, March 31, 2026	60,855	16,715	$845	$655,196	$(331,150)	$1,950,700	$(6,812)	$2,268,779	$22,840	$2,291,619

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive Income	Total Rush Enterprises, Inc. Shareholders’	Non-controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)	Equity	Interest	Equity
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	181	–	2	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	325	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	97	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(332)	(233)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	62,551	16,755	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$61,680	$60,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,596	61,491
Gain on sale of property and equipment	245	(168)
Stock-based compensation expense related to employee stock options and employee stock purchases	14,537	13,714
Provision for deferred income tax expense	4,318	2,250
Change in accounts receivable, net	6,175	50,342
Change in inventories, net	(85,494)	(77,041)
Change in prepaid expenses and other, net	9,234	(424)
Change in trade accounts payable	89,521	75,384
Draws (payments) on floor plan financing – trade, net	(36,223)	–
Change in customer deposits	(25,573)	(12,566)
Change in accrued expenses	(42,313)	(19,553)
Other, net	(302)	(520)
Net cash provided by (used in) operating activities	60,401	153,526
Cash flows from investing activities:
Acquisition of property and equipment	(66,029)	(108,410)
Proceeds from the sale of property and equipment	453	4,324
Change in notes receivable from affiliate	3,015	4,330
Other	1,925	3,255
Net cash used in investing activities	(60,636)	(96,501)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	38,812	(615)
Proceeds from long-term debt	14,609	288,446
Principal payments on long-term debt	(11,162)	(293,223)
Principal payments on finance lease obligations	(6,008)	(3,690)
Proceeds from issuance of shares related to employee stock options and employee stock purchases	15,914	6,153
Taxes paid related to net share settlement of equity awards	(9,511)	(9,442)
Payments of cash dividends	(15,340)	(14,409)
Common stock repurchased	–	(29,642)
Net cash provided by (used in) financing activities	27,314	(56,422)
Net (decrease) increase in cash, cash equivalents and restricted cash	27,079	603
Effect of exchange rate on cash	(70)	(15)
Cash, cash equivalents and restricted cash, beginning of period	212,645	228,131
Cash, cash equivalents and restricted cash, end of period	$239,654	$228,719
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,097	$11,720
Income taxes, net of refunds	$(177)	$1,822
Noncash investing and financing activities:
Assets acquired under finance leases	$4,534	$4,855

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $6.7 million as of March 31, 2026.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of March 31, 2026, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2026	2025
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$61,454	$60,322
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	77,394	79,661
Effect of dilutive securities–
Employee and director stock options and restricted share awards	2,477	2,720
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	79,871	82,381
Basic earnings per common share	$0.79	$0.76
Diluted earnings per common share and common share equivalents	$0.77	$0.73

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2026 and 2025 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average anti-dilutive options	276	486

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $14.5 million for the three months ended March 31, 2026, and $13.7 million for the three months ended March 31, 2025.

As of March 31, 2026, the Company had $20.9 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $25.2 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2026, and December 31, 2025. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

In addition to the Truck Segment, the Company generates revenue from two additional operating segments: Retail Tire Sales and Insurance Services. These operating segments do not meet the quantitative thresholds for separate reporting as specified under the guidance of Accounting Standards Update (“ASU”) 2023-07. Therefore, they are consolidated under the “All Other” category in the segment disclosures below. These segments share accounting policies consistent with the summary of significant accounting policies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, not including extraordinary items.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2026 and 2025 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended March 31, 2026
Revenues from external customers	$1,680,336	$3,849	$1,684,185
Cost of products sold	1,339,987	398	1,340,385
Controllable expenses	214,273	1,324	215,597
Allocated expenses	43,874	2,122	45,996
Segment operating income	$82,202	$5	$82,207
Other Income (loss), net	(464)	-	(464)
Interest income	1,069	-	1,069
Interest expense	7,329	94	7,423
Income taxes	13,709	-	13,709
Net income (loss)	$61,769	$(89)	$61,680
Segment assets		62,764
Capital expenditures	66,030	-	66,030
Depreciation and amortization	18,570	148	18,718

As of and for the three months ended March 31, 2025
Revenues from external customers	$1,847,106	$3,723	$1,850,830
Cost of products sold	1,492,706	363	1,493,070
Controllable expenses	191,190	2,965	194,156
Allocated expenses	71,336	399	71,735
Segment operating income (loss)	$91,874	$(5)	$91,869
Other Income (loss), net	(440)	-	(440)
Interest income	674	-	674
Interest expense	13,447	91	13,538
Income taxes	17,949	-	17,949
Net income (loss)	$60,712	$(96)	$60,617
Segment assets	4,628,663	59,277	4,687,941
Capital expenditures	113,314	-	113,314
Depreciation and amortization	17,116	140	17,256

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $7.9 million as a component of accrued liabilities as of March 31, 2026 and December 31, 2025, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $625,000 accrued for the payment of interest as of March 31, 2026 and December 31, 2025. No amounts were accrued for penalties.

8 – Revenue

The Company’s revenues are generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, the arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
New and used commercial vehicles	$955,143	$1,130,770
Parts	370,887	363,442
Commercial vehicle repair services	256,307	255,626
Finance	2,305	2,030
Insurance	3,306	3,182
Other	3,960	5,527
Total	$1,591,908	$1,760,577

The Company's performance obligations are transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2026. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and most other revenues are related to the Truck Segment.

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

Lease and rental income during the three months ended March 31, 2026 and March 31, 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Minimum rental payments	$81,465	$79,686
Nonlease payments	10,812	10,567
Total	$92,277	$90,253

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2025	$(4,813)
Foreign currency translation adjustment	(1,999)
Balance as of March 31, 2026	$(6,812)

The functional currency of the Company’s foreign subsidiary, RTC Canada, is its local currency. Results of operations of RTC Canada are translated into USD using the average exchange rates monthly during the year. The assets and liabilities of RTC Canada are translated into USD using the exchange rates in effect on the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in Accumulated other comprehensive income (loss) and the statements of comprehensive income (loss).

11 – Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions, and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2025	Provision For the Three Months Ended March 31, 2026	Write offs Against Allowance, net of Recoveries	Balance March 31, 2026
Commercial vehicle receivables	$68	$8	$-	$76
Manufacturers’ receivables	919	944	(1,070)	793
Leasing, parts and service receivables	1,505	927	(1,166)	1,266
Other receivables	10	9	1	20
Total	$2,502	$1,888	$(2,235)	$2,155

12 – Acquisition

The following acquisition was considered a business combination accounted for under ASC 805 “Business Combinations.” Pro forma information was not included in accordance with ASC 805 because the acquisition was not considered material.

On June 16, 2025, RTC Canada acquired 100% of the outstanding shares of Leeds Transit, Inc. The acquisition included IC Bus and Collins Bus franchised commercial vehicle dealership locations in Elgin and Woodstock, Ontario and a sales office in St-Roch-de-l’Achigan, Quebec, along with commercial vehicle and parts inventory. The transaction was valued at approximately $25.6 million, with the purchase price paid in cash, with borrowings made pursuant to the RTC Canada’s floor plan credit agreement and a mortgage to finance the real estate.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada.  Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 125 franchised Rush Truck Centers in 23 states.  We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”).  RTC Canada currently owns and operates 12 International dealerships and 2 IC Bus dealerships in Ontario. RTC Canada also sells IC Buses in the provinces of Quebec, New Brunswick, Nova Scotia and Prince Edward Island. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 224,800 units in 2026, which would represent a 5.7% increase compared to 2025. While uncertainty related to economic conditions and global events, along with significantly increased fuel prices, continues to weigh on the market, we expect demand for new Class 8 truck to increase as the year progresses. We expect our U.S. market share of new Class 8 truck sales to range between 5.3% and 6.0% in 2026 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 12,000 to 13,500 new Class 8 trucks in 2026.  We expect to sell approximately 500 new Class 8 trucks in Canada in 2026.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 218,225 units in 2026, which would represent a 0.4% increase compared to 2025.  We believe that most medium-duty customers will remain cautious in 2026 and will look to replace vehicles rather than expand their fleets. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 4.8% and 5.3% in 2026 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 10,500 to 11,500 new Class 4 through 7 commercial vehicles in 2026.  We expect to sell approximately 440 new Class 5 through 7 commercial vehicles in Canada in 2026.

We expect to sell approximately 2,900 light-duty vehicles and approximately 7,250 used commercial vehicles in 2026, and we expect lease and rental revenue to increase approximately 2.5% during 2026, compared to 2025.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, while macroeconomic factors continue to pressure aftermarket demand, we are beginning to see encouraging indicators of improving market conditions, including increases in both freight activity and miles driven, which we believe will support higher parts and service demand as the year progresses. We believe that our Aftermarket Products and Services revenues will be flat to slightly up in 2026, compared to 2025.

Critical Accounting Estimates

The preparation of our interim unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities in our interim unaudited consolidated financial statements and accompanying notes. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results might differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our significant accounting policies.

Results of Operations

The following discussion and analysis include our historical results of operations for the three months ended March 31, 2026, and 2025.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenue
New and used commercial vehicle sales	56.7%	61.1%
Aftermarket products and services sales	37.2	33.4
Lease and rental sales	5.5	4.9
Finance and insurance	0.3	0.3
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	79.6	80.7
Gross profit	20.4	19.3
Selling, general and administrative	14.4	13.4
Depreciation and amortization	1.1	0.9
Gain on sale of assets	0.0	0.0
Operating income	4.9	5.0
Other income	0.0	0.0
Interest expense, net	0.4	0.7
Income before income taxes	4.5	4.3
Provision for income taxes	0.8	1.0
Net income	3.7	3.3
Net income attributable to noncontrolling interest	0.1	0.0
Net income attributable to Rush Enterprises, Inc.	3.6%	3.3%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2026	2025
Gross Profit:
New and used commercial vehicle sales	23.7%	28.0%
Aftermarket products and services sales	66.1	61.9
Lease and rental	7.4	7.1
Finance and insurance	1.6	1.5
Other	1.2	1.5
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended
	March 31,
	2026	2025	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,035	3,222	(5.8)
New medium-duty vehicles	2,169	3,329	(34.8)
New light-duty vehicles	516	470	9.8
Total new vehicle unit sales	5,720	7,021	(18.5)
Used vehicles	1,865	1,769	5.4
Vehicle revenues:
New heavy-duty vehicles	$550.5	$625.8	(12.0)
New medium-duty vehicles	270.3	378.4	(28.6)
New light-duty vehicles	32.3	29.3	10.2
Total new vehicle revenue	$853.1	$1,033.4	(17.5)
Used vehicle revenue	$95.7	$90.8	5.4
Other vehicle revenues:(1)	$6.3	$6.5	(2.6)
Absorption ratio:	126.9%	128.6%	(1.3)
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 126.9% absorption ratio for the first quarter of 2026, compared to a 128.6% absorption ratio for the first quarter of 2025.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Total revenues decreased $166.6 million, or 9.0%, in the first quarter of 2026, compared to the first quarter of 2025. This decrease was primarily the result of decreased sales of new commercial vehicles due to weak demand from most customer segments.

Our Aftermarket Products and Services revenues totaled $627.2 million in the first quarter of 2026, up 1.3% from the first quarter of 2025. The increase in Aftermarket Parts and Services revenues was primarily related to the successful execution of certain strategic initiatives and increased parts pricing.

Revenues from sales of new and used commercial vehicles decreased $175.6 million, or 15.5%, in the first quarter of 2026, compared to the first quarter of 2025. The decrease in new and used commercial vehicle revenues was primarily the result of continued weak demand from over-the-road and medium-duty customers.

We sold 3,035 new Class 8 trucks in the first quarter of 2026, a 5.8% decrease compared to 3,222 new Class 8 trucks sold in the first quarter of 2025. The decrease in new Class 8 truck sales was primarily related to continued weak demand from over-the-road customers. New U.S. Class 8 retail truck sales totaled 41,023 units in the first quarter of 2026, a decrease of 21.0% compared to the first quarter of 2025, according to ACT Research.

We sold 2,169 new Class 4 through 7 medium-duty commercial vehicles, including 335 buses, in the first quarter of 2026, a 34.8% decrease compared to 3,329 new medium-duty commercial vehicles, including 310 buses, in the first quarter of 2025.  The decrease in new Class 4 through 7 commercial vehicle sales was primarily the result of weak demand from most customer segments, in addition to the timing of deliveries and orders from certain of our larger fleet customers. New U.S. Class 4 through 7 retail commercial vehicle sales totaled 49,079 units in the first quarter of 2026, down 25.6% compared to the first quarter of 2025, according to ACT Research.

We sold 516 light-duty vehicles in the first quarter of 2026, a 9.8% increase compared to 470 light-duty vehicles sold in the first quarter of 2025. We sold 1,865 used commercial vehicles in the first quarter of 2026, a 5.4% increase compared to 1,769 used commercial vehicles in the first quarter of 2025.

Commercial vehicle lease and rental revenues increased $2.0 million, or 2.2%, in the first quarter of 2026, compared to the first quarter of 2025. The increase in commercial vehicle lease and rental revenues was primarily due to an increase in the delivery of new leased vehicles, which was partially offset by a slight decrease in rental utilization.

Finance and insurance revenues increased $0.4 million, or 7.7%, in the first quarter of 2026, compared to the first quarter of 2025. This increase is primarily due to the mix of purchasers of commercial vehicles.  In general, larger fleet customers usually arrange their own financing. We are more likely to provide financing to owner-operators and smaller fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $14.0 million, or 10.2%, in the first quarter of 2026, compared to the first quarter of 2025. This decrease is primarily related to decreased demand for new commercial vehicles due to challenging industry conditions. Gross profit as a percentage of sales increased to 20.4% in the first quarter of 2026, from 19.3% in the first quarter of 2025.

Gross margins from our Aftermarket Products and Services operations increased to 36.3% in the first quarter of 2026, from 35.8% in the first quarter of 2025. Gross profit for the Aftermarket Products and Services departments increased to $227.4 million in the first quarter of 2026, from $221.3 million in the first quarter of 2025. This increase is primarily related to rebates received from certain parts manufacturers. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 57.3% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2026 and 58.3% in the first quarter of 2025. Service and collision center operations represented 42.7% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2026 and 41.7% in the first quarter of 2025. We expect blended gross margins on Aftermarket Products and Services operations to range from 35.5% to 37.5% in 2026.

Gross margins on new Class 8 truck sales decreased to 7.8% in the first quarter of 2026, from 9.0% in the first quarter of 2025. This decrease was primarily due to weak demand and a competitive pricing environment due to challenging industry conditions. In 2026, we expect overall gross margins from new heavy-duty truck sales of approximately 8.0% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.8% in the first quarter of 2026, from 7.9% in the first quarter of 2025. This increase was primarily due to the mix of purchasers during the first quarter of 2026. For 2026, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 12.1% in the first quarter of 2026, from 14.4% in the first quarter of 2025. This decrease was primarily due to a change in sales mix between wholesale and retail. We expect margins on used commercial vehicles to range between 12.0% and 17.0% in 2026.

Gross margins from truck lease and rental sales decreased to 27.7% in the first quarter of 2026, from 28.2% in the first quarter of 2025. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2026.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $6.2 million, or 2.5%, in the first quarter of 2026, compared to the first quarter of 2025. This decrease was primarily a result of our ongoing efforts to control our operating expenses. SG&A expenses as a percentage of total revenues increased to 14.4% in the first quarter of 2026, from 13.4% in the first quarter of 2025. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2026, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2026, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $6.5 million, or 50.6%, in the first quarter of 2026, compared to the first quarter of 2025. This decrease in interest expense is primarily the result of decreased interest rates and borrowings. We expect net interest expense in 2026 to decrease compared to 2025, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $3.2 million, or 4.0%, in the first quarter of 2026, compared to the first quarter of 2025.

Income Taxes

Income taxes decreased $4.2 million, or 23.6%, in the first quarter of 2026, compared to the first quarter of 2025.  We provided for taxes at an 18.2% effective rate in the first quarter of 2026 and 22.8% in the first quarter of 2025.  The first quarter effective tax rate of 18.2% differs from the US statutory tax rate of 21% primarily due to the tax benefits recognized during the quarter that were associated with increased exercises of stock options and the value of our Class A common stock at the time of such exercise. For the year ending December 31, 2026, we expect our overall effective tax rate to range from 21.0% to 23.0%.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2026, we had working capital of approximately $672.4 million, including $239.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on March 31, 2026, however, $18.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.3 million available for future borrowings as of March 31, 2026.

Our floor plan credit agreement with BMO Bank, N.A. (“BMO Bank”), and the lenders signatory thereto and our credit agreement with Wells Fargo Bank, National Association (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio.  As of March 31, 2026, we were in compliance with all debt covenants related to our floor plan credit agreement with BMO Bank and our credit agreement with WF.  We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $225.0 million to $275.0 million for our leasing operations during 2026, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2026.

During the first quarter of 2026, we paid a cash dividend of $14.7 million. Additionally, on April 27, 2026, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B common stock, to be paid on June 10, 2026, to all shareholders of record as of May 12, 2026. The total dividend disbursement is estimated at approximately $14.7 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 3, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2025. Repurchases, if any, are made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. The current stock repurchase program expires on December 31, 2026, and may be suspended or discontinued at any time.

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

We are currently under contract to construct a new facility in Conroe, Texas with a current budget of $20.0 million. We signed a purchase agreement to acquire certain assets of Peterbilt of Louisiana, which will include real estate and several Peterbilt commercial vehicle franchises in Louisiana and Mississippi, along with commercial vehicle and parts inventory. We expect the purchase price to be $35.0 million, plus the value of the inventory on the closing date, with the purchase price paid in cash. We will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$60,401	$154,198
Investing activities	(60,636)	(97,173)
Financing activities	27,314	(56,422)
Effect of exchange rate changes on cash	(70)	(15)
Net (decrease) increase in cash	$27,079	$603

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2026, operating activities resulted in net cash provided by operations of $60.4 million. Net cash provided by operating activities primarily consisted of $61.7 million in net income, stock-based compensation of $14.5 million, cash used in floor plan financing of $36.2 million, provision for deferred income tax of $4.3 million as well as non-cash adjustments related to depreciation and amortization of $64.6 million. Cash used by operating activities included an aggregate of $48.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $89.5 million from the increase in accounts payable, $6.2 million from the decrease in accounts receivable and $9.2 million from the increase in other current assets, which was offset primarily by cash outflows of $85.5 million from the increase in inventories, $25.6 million from the decrease in customer deposits and $42.3 million from the decrease in accrued expenses. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first quarter of 2026, cash used in investing activities was $60.6 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $66.0 million during the first three months of 2026 and consisted of purchases of machinery and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $48.2 million for purchases of rental and lease vehicles for our rental and leasing operations.

During the first quarter of 2025, cash used in investing activities was $97.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment. Acquisition of property and equipment totaled $109.1 million during the first three months of 2025 and consisted of purchases of machinery and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $94.0 million for purchases of rental and lease vehicles for our rental and leasing operations.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2026, financing activities resulted in net cash provided of $27.3 million, primarily related to $38.8 million from net draws on non-trade floor plan notes payable, $14.6 million from borrowings of long-term debt and $15.9 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $17.2 million used for principal repayments of long-term debt and finance lease obligations, $9.5 million for taxes paid related to net share settlement of equity awards and $15.3 million used for payment of cash dividends.

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

On September 14, 2021, we entered into a credit agreement with WF, the lenders signatory thereto (the “WF Lenders”) and WF as administrative agent (the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time. On March 31, 2026, we had approximately $20.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On March 31, 2026, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise, with an additional $20.0 million CAD available upon the request of RTC Canada and consent of BMO. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. The RTC Canada Revolving Credit Agreement expires on September 14, 2026. On March 31, 2026, we had approximately $47.9 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

The $47.9 million CAD outstanding revolving credit loans pursuant to terms of the RTC Canada Revolving Credit Agreement maturing on September 16, 2026, have been classified as long-term debt under the assumption that the Company’s WF Credit Agreement (as amended) could be used to refinance this debt, if required. On March 31, 2026, the Company had $154.7 million in availability under the WF Credit Agreement. The Company intends to refinance the RTC Canada Revolving Credit Agreement in 2026.

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

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On March 31, 2026, we had approximately $343.8 million outstanding under the PFC Floor Plan Credit Agreement. Pursuant to a written agreement with Peterbilt, we pay Peterbilt directly for inventory financed pursuant to the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2026, we had approximately $322.3 million outstanding under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with BMO. The RTC Canada Floor Plan Credit Agreement (as amended), includes an aggregate loan commitment of $171.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on September 14, 2026. On March 31, 2026, we had approximately $120.5 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement.

The $47.9 million CAD outstanding revolving credit loans pursuant to terms of the RTC Canada Revolving Credit Agreement maturing on September 16, 2026, have been classified as long-term debt under the assumption that the Company’s WF Credit Agreement (as amended) could be used to refinance this debt, if required. On March 31, 2026, the Company had $154.7 million in availability under the WF Credit Agreement. The Company intends to refinance the RTC Canada Revolving Credit Agreement in 2026.

Backlog

On March 31, 2026, our backlog of commercial vehicle orders was approximately $1,463.8 million, compared to a backlog of commercial vehicle orders of approximately $1,401.3 million on March 31, 2025. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell most of our new heavy-duty commercial vehicles by customer special order, and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of March 31, 2026, and we expect to fill most of our backlog orders during 2026, assuming that the manufacturers we represent can meet their current production schedule.

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

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in the last ten years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 196,000 in 2020, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of March 31, 2026, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,196.9 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.0 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of March 31, 2026, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2025 Annual Report on Form 10-K (the “2025 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2025 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2026.

A summary of the Company’s stock repurchase activity for the first quarter of 2026 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2026	-	$-	-	$150,000,000
February 1 – February 28, 2026	-	-	-	150,000,000
March 1 – March 31, 2026	-	-	-	150,000,000
Total	-	-	-

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and/or Class B Common Stock repurchased by the Company.
(3)

On December 3, 2025, we announced the approval of a new stock repurchase program, effective December 3, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.3	Rush Enterprises, Inc. Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 3,2025)
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: May 8, 2026	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 8, 2026	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)