Form 10-Q
period 2026-06-30
RUSH ENTERPRISES INC \TX\
filed 2026-08-07
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2026.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	61,142,933
Class B Common Stock, $.01 Par Value	16,677,344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Texas, LLC
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Texas, LLC

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$264,937	$212,645
Accounts receivable, net	304,665	277,784
Notes receivable, affiliate	8,031	11,576
Inventories, net	1,687,607	1,534,471
Prepaid expenses and other	27,995	54,662
Total current assets	2,293,235	2,091,138
Property and equipment, net	1,690,261	1,694,738
Operating lease right-of-use assets, net	125,180	124,130
Goodwill, net	468,959	441,615
Other assets, net	81,894	78,915
Total assets	$4,659,529	$4,430,536

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$961,057	$917,955
Current maturities of long-term debt	1,736	127
Current maturities of finance lease obligations	29,180	34,519
Current maturities of operating lease obligations	21,036	19,285
Trade accounts payable	299,119	230,763
Customer deposits	108,074	112,149
Accrued expenses	159,299	177,292
Total current liabilities	1,579,501	1,492,090
Long-term debt, net of current maturities	280,979	274,798
Finance lease obligations, net of current maturities	84,027	88,149
Operating lease obligations, net of current maturities	107,135	107,698
Other long-term liabilities	40,046	34,225
Deferred income taxes, net	213,354	207,733
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2026 and 2025	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 61,036,423 Class A shares and 16,677,344 Class B shares outstanding in 2026; and 60,115,093 Class A shares and 16,437,909 Class B shares outstanding in 2025	847	835
Additional paid-in capital	667,442	634,266
Treasury stock, at cost: 4,627,954 Class A shares and 2,390,029 Class B shares in 2026; and 4,586,791 Class A shares and 2,352,163 Class B shares in 2025	(336,548)	(331,150)
Retained earnings	2,008,525	1,904,091
Accumulated other comprehensive loss	(8,878)	(4,813)
Total Rush Enterprises, Inc. shareholders’ equity	2,331,388	2,203,229
Noncontrolling interest	23,099	22,614
Total shareholders’ equity	2,354,487	2,225,843
Total liabilities and shareholders’ equity	$4,659,529	$4,430,536

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
New and used commercial vehicle sales	$1,148,992	$1,191,504	$2,104,135	$2,322,274
Aftermarket products and services sales	645,659	636,258	1,272,853	1,255,326
Lease and rental sales	94,847	93,124	187,124	183,377
Finance and insurance	6,364	5,552	11,975	10,764
Other	3,817	4,269	7,777	9,796
Total revenue	1,899,679	1,930,707	3,583,864	3,781,537
Cost of products sold
New and used commercial vehicle sales	1,056,096	1,087,644	1,930,000	2,118,177
Aftermarket products and services sales	414,116	397,011	813,906	794,754
Lease and rental sales	67,798	66,381	134,489	131,175
Total cost of products sold	1,538,010	1,551,036	2,878,395	3,044,106
Gross profit	361,669	379,671	705,469	737,431
Selling, general and administrative expense	245,474	251,981	488,104	500,784
Depreciation and amortization expense	19,068	17,611	37,786	34,867
Gain (loss) on sale of assets	59	127	(186)	295
Operating income	97,186	110,206	179,393	202,075
Other loss, net	(526)	(372)	(990)	(812)
Interest expense, net	4,383	12,726	10,737	25,589
Income before taxes	92,277	97,108	167,666	175,674
Income tax provision	19,257	24,119	32,966	42,068
Net income	73,020	72,989	134,700	133,606
Less: Net income attributable to noncontrolling interest	259	551	486	846
Net income attributable to Rush Enterprises, Inc.	$72,761	$72,438	$134,214	$132,760

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.93	$0.93	$1.73	$1.68
Diluted	$0.91	$0.90	$1.68	$1.63

Weighted average shares outstanding:
Basic	77,963	78,300	77,645	78,991
Diluted	80,215	80,487	80,045	81,445

Dividends declared per common share	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$73,020	$72,989	$134,700	$133,606
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,066)	5,027	(4,065)	5,015
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(2,066)	5,027	(4,065)	5,015
Comprehensive income	$70,954	$78,016	$130,635	$138,621
Less: Comprehensive income attributable to noncontrolling interest	259	551	486	846
Comprehensive income attributable to Rush Enterprises, Inc.	$70,695	$77,465	$130,149	$137,775

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive Income	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)	Equity	Interest	Equity
Balance, December 31, 2025	60,115	16,438	$835	$634,266	$(331,150)	$1,904,091	$(4,813)	$2,203,229	$22,614	$2,225,843
Stock options exercised and stock awards	657	–	6	12,105	–	–	–	12,111	–	12,111
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,536	–	–	–	14,536	–	14,536
Vesting of restricted share awards	–	277	3	(9,512)	–	–	–	(9,509)	–	(9,509)
Issuance of common stock under employee stock purchase plan	83	–	1	3,801	–	–	–	3,802	–	3,802
Common stock repurchases	–	–	–	–	–	–	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,551)	–	(11,551)	–	(11,551)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,294)	–	(3,294)	–	(3,294)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,999)	(1,999)	–	(1,999)
Net income	–	–	–	–	–	61,454	–	61,454	226	61,680
Balance, March 31, 2026	60,855	16,715	$845	$655,196	$(331,150)	$1,950,700	$(6,812)	$2,268,779	$22,840	$2,291,619
Stock options exercised and stock awards	222	–	2	5,447	–	–	–	5,449	–	5,449
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	6,799	–	–	–	6,799	–	6,799
Vesting of restricted share awards	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(41)	(38)	–	–	(5,398)	–	–	(5,398)	–	(5,398)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,594)	–	(11,594)	–	(11,594)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,342)	–	(3,342)	–	(3,342)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,066)	(2,066)	–	(2,066)
Net income	–	–	–	–	–	72,761	–	72,761	259	73,020
Balance, June 30, 2026	61,036	16,677	$847	$667,442	$(336,548)	$2,008,525	$(8,878)	$2,331,388	$23,099	$2,354,487

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid -In	Treasury	Retained	Accumulated Other Comprehensive Income	Total Rush Enterprises, Inc. Shareholders’	Non- controlling	Total Shareholders’
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)	Equity	Interest	Equity
Balance, December 31, 2024	62,605	16,663	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	181	–	2	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	325	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	97	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(332)	(233)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	62,551	16,755	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584
Stock options exercised and stock awards	97	–	1	1,709	–	–	–	1,710	–	1,710
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,289	–	–	–	8,289	–	8,289
Vesting of restricted share awards	–	–	–	(273)	–	–	–	(273)	–	(273)
Common stock repurchases	(1,525)	(140)	–	–	(86,143)	–	–	(86,143)	–	(86,143)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,994)	–	(10,994)	–	(10,994)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,159)	–	(3,159)	–	(3,159)
Foreign currency translation adjustment	–	–	–	–	–	–	5,027	5,027	–	5,027
Net income	–	–	–	–	–	72,438	–	72,438	551	72,989
Balance, June 30, 2025	61,123	16,615	$831	$607,783	$(253,317)	$1,802,812	$(4,278)	$2,153,831	$21,200	$2,175,031

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$134,700	$133,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,825	124,522
Gain (loss) on sale of property and equipment, net	186	(295)
Stock-based compensation expense related to employee stock options and employee stock purchases	21,334	22,003
Provision for deferred income tax expense	6,369	552
Change in accounts and notes receivable, net	(22,609)	40,697
Change in inventories, net	(90,425)	10,193
Change in prepaid expenses and other, net	27,110	(8,055)
Change in trade accounts payable	66,582	52,875
Payments on floor plan notes payable – trade, net	(57,003)	-
Change in customer deposits	(3,745)	(2,625)
Change in accrued expenses	(19,381)	8,616
Other, net	712	(927)
Net cash provided by operating activities	193,655	381,162
Cash flows from investing activities:
Acquisition of property and equipment	(148,332)	(222,275)
Proceeds from the sale of property and equipment	660	7,221
Change in notes receivable from affiliate	3,545	5,655
Business acquisition, net of cash acquired	(51,762)	(24,119)
Other	1,490	1,298
Net cash used in investing activities	(194,399)	(232,220)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	95,919	(12,047)
Proceeds from long-term debt	46,416	644,359
Principal payments on long-term debt	(53,239)	(642,459)
Principal payments on finance lease obligations	(11,643)	(8,243)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	21,365	7,862
Taxes paid related to net share settlement of equity awards	(9,511)	(9,714)
Payments of cash dividends	(30,507)	(28,930)
Common stock repurchased	(5,398)	(117,082)
Net cash provided by (used in) financing activities	53,402	(166,254)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,658	(17,312)
Effect of exchange rate on cash	(366)	287
Cash, cash equivalents and restricted cash, beginning of period	212,645	228,131
Cash, cash equivalents and restricted cash, end of period	$264,937	$211,106
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,777	$28,724
Income taxes, net of refunds	$517	$20,539
Noncash activities:
Assets acquired under finance leases	$10,859	$12,247

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

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $7.1 million as of June 30, 2026.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of June 30, 2026, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$72,761	72,438	$134,214	132,760
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	77,963	78,300	77,645	78,991
Effect of dilutive securities–
Employee stock options and restricted stock awards	2,252	2,187	2,400	2,454
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	80,215	80,487	80,045	81,445
Basic earnings per common share	$0.93	$0.93	$1.73	$1.68
Diluted earnings per common share and common share equivalents	$0.91	$0.90	$1.68	$1.63

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2026, and 2025, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average anti-dilutive stock options	499	951	387	718

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and grant price for restricted stock awards and included in selling, general and administrative expense, was $6.8 million for the three months ended June 30, 2026, and $7.2 million for the three months ended June 30, 2025. Stock-based compensation expense, included in selling, general and administrative expense, was $21.3 million for the six months ended June 30, 2026, and was $22.0 million for the six months ended June 30, 2025.

As of June 30, 2026, the Company had $18.2 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.4 years and $19.8 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2026, and December 31, 2025. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2026 and 2025 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended June 30, 2026
Revenues from external customers	$1,895,160	$4,519	$1,899,679
Cost of products sold	1,537,509	500	1,538,010
Controllable expenses	218,924	1,441	220,366
Allocated expenses	41,865	2,252	44,117
Segment operating income	$96,860	$326	$97,186
Other loss, net	(526)	-	(526)
Interest income	2,861	-	2,861
Interest expense	7,150	94	7,244
Income taxes	19,257	-	19,257
Net income	$72,788	$232	$73,020
Segment assets	4,595,437	64,092	4,659,529
Capital expenditures	82,302	-	82,302
Depreciation and amortization	18,916	152	19,068

As of and for the six months ended June 30, 2026
Revenues from external customers	$3,575,733	$8,131	$3,583,864
Cost of products sold	2,877,496	899	2,878,395
Controllable expenses	433,198	2,765	435,963
Allocated expenses	85,740	4,373	90,112
Segment operating income	$179,299	$94	$179,393
Other loss, net	(990)	-	(990)
Interest income	3,930	-	3,930
Interest expense	14,479	188	14,667
Income taxes	32,966	-	32,966
Net income	$134,794	$(94)	$134,700
Segment assets	4,595,437	64,092	4,659,529
Capital expenditures	148,332	-	148,332
Depreciation and amortization	37,485	301	37,786

	Truck Segment	All Other	Totals
As of and for the three months ended June 30, 2025
Revenues from external customers	$1,926,222	$4,485	$1,930,707
Cost of products sold	1,550,455	581	1,551,036
Controllable expenses	219,008	2,407	221,415
Allocated expenses	47,110	941	48,050
Segment operating income	$109,649	$556	$110,206
Other loss, net	(372)	-	(372)
Interest income	365	-	365
Interest expense	13,000	91	13,091
Income taxes	24,119	-	24,119
Net income	$72,523	$465	$72,989
Segment assets	4,653,484	62,290	4,715,774
Capital expenditures	125,146	526	125,672
Depreciation and amortization	17,463	148	17,611

As of and for the six months ended June 30, 2025
Revenues from external customers	$3,773,566	$7,971	$3,781,537
Cost of products sold	3,043,162	945	3,044,106
Controllable expenses	436,216	3,751	439,968
Allocated expenses	92,428	2,962	95,388
Segment operating income	$201,760	$315	$202,075
Other loss, net	(812)	-	(812)
Interest income	1,039	-	1,039
Interest expense	26,447	182	26,629
Income taxes	42,068	-	42,068
Net income	$133,473	$133	$133,606
Segment assets	4,653,484	62,290	4,715,774
Capital expenditures	238,460	526	238,986
Depreciation and amortization	34,578	288	34,867

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $7.9 million as a component of accrued liabilities as of June 30, 2026 and December 31, 2025, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $625,000 accrued for the payment of interest as of June 30, 2026 and December 31, 2025. No amounts were accrued for penalties.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Commercial vehicle sales revenue	$1,148,992	$1,191,504	$2,104,135	$2,322,274
Parts revenue	391,463	372,748	762,350	736,190
Commercial vehicle repair service revenue	254,196	263,510	510,503	519,136
Finance revenue	2,760	2,100	5,065	4,130
Insurance revenue	3,603	3,452	6,909	6,634
Other revenue	3,817	4,269	7,777	9,796
Total	$1,804,832	$1,837,583	$3,396,740	$3,598,160

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2026. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Lease and rental income during the three and six months ended June 30, 2026 and June 30, 2025 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Minimum rental payments	$83,147	$81,827	$164,612	$161,513
Nonlease payments	11,700	11,297	22,512	21,864
Total	$94,847	$93,124	$187,124	$183,377

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2025	$(4,813)
Foreign currency translation adjustment	(1,999)
Balance as of March 31, 2026	$(6,812)
Foreign currency translation adjustment	(2,066)
Balance as of June 30, 2026	$(8,878)

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2025	Provision for the Six Months Ended June 30, 2026	Write offs Against Allowance, net of Recoveries	Balance June 30, 2026

Commercial vehicle receivables	$68	$51	$-	$119
Manufacturers’ receivables	919	2,067	2,327	659
Leasing, parts and service receivables	1,505	1,664	1,754	1,415
Other receivables	10	22	4	28
Total	$2,502	$3,804	$4,085	$2,221

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

On June 15, 2026, the Company acquired 100% of the outstanding shares of Carrier Truck Center, Inc. The acquisition included International commercial vehicle dealership franchises in Brantford, Windsor, London, Sarnia and Woodstock Ontario, along with commercial vehicle and parts inventory and an Idealease franchise. The transaction was valued at approximately $25.2 million CAD, with the purchase price paid in cash with borrowings made pursuant to RTC Canada’s floor plan credit agreements and a $10.0 million term loan.

On June 29, 2026, the Company acquired certain assets of Peterbilt of Louisiana, which included Peterbilt commercial vehicle franchises in Baton Rouge, Lafayette, Lake Charles, New Orleans and Houma, along with commercial vehicle and parts inventory. The transaction was valued at approximately $36.9 million, with the purchase price paid in cash, The Company is under contract to acquire certain real estate owned by an affiliate of Peterbilt of Louisiana and such transactions are expected to close in the third quarter.

13 – Subsequent Events

On Jul 23, 2026, the Company signed an agreement to form a joint venture with MCT Companies. The company and an affiliate of MCT Companies will each own 50 percent of the new joint venture entity named MCT Holdings, LLC, which will operate MCT Companies’ network of truck, trailer and rail refrigeration and auxiliary power unit dealerships throughout the Midwest and on both the East and West Coasts. The formation of the joint venture is subject to customary closing conditions, but the parties expect the transaction to close during the third quarter of 2026. For financial reporting purposes, Rush Enterprises does not intend to consolidate the joint venture within its Truck Segment or any other operating segments.

On July 28, 2026, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split will be effected in the form of a stock dividend payable on August 31, 2026, to shareholders of record as of August 11, 2026. Holders of the Company’s common stock will receive an additional one-half share for each share of common stock held as of the record date. The Company’s Class A and Class B common stock will begin trading on a split adjusted basis on September 1, 2026.

On August 4, 2026, RTC Canada entered into the Fifth Amendment to that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with Bank of Montreal (“BMO”). The Fifth Amendment extended the expiration date of the RTC Canada Floor Plan Credit Agreement to December 31, 2029.

On August 4, 2026, RTC Canada entered the Second Amendment to that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with BMO. The Second Amendment extended the expiration date of the RTC Canada Revolving Credit Agreement to December 31, 2029 and removed the $20.0 million CAD accordion feature.

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. International® is a registered trademark of International Motors, LLC (f/k/a Navistar, Inc.). Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins, Inc. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies

General

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 160 franchised locations in 24 states. We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”). RTC Canada currently owns and operates 17 International dealerships and 2 IC Bus dealerships in Ontario. RTC Canada also sells IC Buses in Quebec and the provinces of New Brunswick, Nova Scotia and Prince Edward Island. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

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

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 228,800 units in 2026, which would represent a 7.6% increase compared to 212,700 units in 2025. We believe that as freight markets continue to improve and our over-the-road customers maintain confidence in their business, demand for new Class 8 trucks will be stronger in the second half of the year. We expect our U.S. market share of new Class 8 truck sales to range between 6.1% and 6.5% in 2026 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 14,000 to 15,000 new Class 8 trucks in 2026.  We expect to sell approximately 500 new Class 8 trucks in Canada in 2026.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 207,575 units in 2026, which would represent a 4.5% decrease compared to 217,412 units in 2025. We believe that most medium-duty customers will remain cautious in 2026 and will look to replace vehicles rather than expand their fleets, although we do expect demand for new Class 4 through 7 commercial vehicles to improve throughout the remainder of the year. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.3% and 5.8% in 2026 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 11,000 to 12,000 new Class 4 through 7 commercial vehicles in 2026.  We expect to sell approximately 850 new Class 5 through 7 commercial vehicles in Canada in 2026.

We expect to sell approximately 3,200 light-duty vehicles and approximately 7,500 used commercial vehicles in 2026, and we expect lease and rental revenue to increase approximately 2.5% during 2026, compared to 2025.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, demand continued to improve as the second quarter progressed. While the aftermarket recovery is trailing the improvements we are seeing in the commercial vehicle sales market, we believe that our Aftermarket Products and Services revenues will improve in the second half of the year in comparison with the first half of 2026, with the potential for modest growth.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2026 and 2025.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
New and used commercial vehicle sales	60.5%	61.7%	58.7%	61.4%
Aftermarket products and services sales	34.0	33.0	35.5	33.0
Lease and rental sales	5.0	4.8	5.2	5.0
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.2	0.2	0.2	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.0	80.3	80.3	80.5
Gross profit	19.0	19.7	19.7	19.5
Selling, general and administrative	12.9	13.1	13.6	13.2
Depreciation and amortization	1.0	0.9	1.1	0.9
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	5.1	5.7	5.0	5.3
Other income	0.0	0.0	0.0	0.0
Interest (income) expense, net	0.2	0.7	0.3	0.8
Income before income taxes	4.9	5.0	4.7	4.5
Provision for income taxes	1.0	1.2	0.9	0.9
Net income	3.8	3.8	3.8	3.6
Less: Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.8%	3.8%	3.7%	3.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross Profit:
New and used commercial vehicle sales	25.7%	27.4%	24.7%	27.7%
Aftermarket products and services sales	64.0	63.0	65.1	62.4
Lease and rental sales	7.5	7.0	7.5	7.1
Finance and insurance	1.8	1.5	1.7	1.5
Other	1.1	1.1	1.1	1.3
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,289	3,259	0.9%	6,324	6,481	(2.4)%
New medium-duty vehicles	3,382	3,803	(11.1)%	5,551	7,132	(22.2)%
New light-duty vehicles	907	703	29.0%	1,423	1,173	21.3%
Total new vehicle unit sales	7,578	7,765	(2.4)%	13,298	14,786	(10.1)%
Used vehicles	1,788	1,715	4.3%	3,653	3,484	4.9%
Vehicle revenue:
New heavy-duty vehicles	$623.5	632.2	(1.4)%	$1,174.0	1,258.0	(6.7)%
New medium-duty vehicles	374.2	413.7	(9.5)%	644.5	792.0	(18.6)%
New light-duty vehicles	49.4	42.6	16.0%	81.7	71.8	13.8%
Total new vehicle revenue	$1,047.1	$1,088.4	(3.8)%	$1,900.2	$2,121.8	(10.4)%
Used vehicle revenue	$99.1	$95.0	4.3%	$194.8	$185.8	4.8%
Other vehicle revenue(1)	$2.7	$8.1	(66.7)%	$9.1	$14.7	(38.1)%
Dealership absorption ratio:	130.8%	135.5%	(3.5)%	128.9%	132.1%	(2.4)%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance.  Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory.  When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit.  Our commercial vehicle dealerships achieved a 130.8% absorption ratio for the second quarter of 2026 compared to a 135.5% absorption ratio for the second quarter of 2025.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

Total revenues decreased $31.0 million, or 1.6%, in the second quarter of 2026, compared to the second quarter of 2025.

Our Aftermarket Products and Services revenues increased $9.4 million, or 1.5%, in the second quarter of 2026, compared to the second quarter of 2025. The increase in Aftermarket Parts and Service revenues was primarily related to the successful execution of certain strategic initiatives and improving customer demand.

Revenues from sales of new and used commercial vehicles decreased $42.5 million, or 3.6%, in the second quarter of 2026, compared to the second quarter of 2025. The decrease in new and used commercial vehicle revenue was primarily the result of the timing of deliveries and orders from certain of our larger medium-duty fleet customers.

We sold 3,172 new Class 8 trucks in the second quarter of 2026 in the United States, a 0.2% decrease compared to 3,178 new Class 8 trucks in the second quarter of 2025. We sold 117 new Class 8 trucks in the second quarter of 2026 in Canada, a 44.4% increase compared to 81 new Class 8 trucks in the second quarter of 2025. The increase in new Class 8 trucks in Canada was primarily the result of the timing of deliveries to fleet customers.

We sold 3,165 new Class 4 through 7 commercial vehicles, including 256 buses, in the second quarter of 2026 in the United States, a 12.7% decrease compared to 3,626 new medium-duty commercial vehicles, including 359 buses, in the second quarter of 2025.  The decrease in new Class 4 through 7 commercial vehicle sales was primarily the result of the timing of deliveries and orders from certain of our large fleet customers. We sold 217 Class 5 through 7 commercial vehicles, including 126 buses in the second quarter of 2026 in Canada, a 22.6% increase compared to 177 new Class 5 through 7 commercial vehicles, including 1 bus in the second quarter of 2025. The increase in new Class 4 through 7 commercial vehicle sales in Canada was primarily the result of RTC Canada’s acquisition of IC Bus franchises during the second quarter of 2025 and the timing of the deliveries of new buses.

We sold 907 light-duty vehicles in the second quarter of 2026, a 29.0% increase compared to 703 light-duty vehicles sold in the second quarter of 2025. We sold 1,788 used commercial vehicles in the second quarter of 2026, a 4.3% increase compared to 1,715 used commercial vehicles sold in the second quarter of 2025.

Commercial vehicle lease and rental revenues increased $1.7 million, or 1.9%, in the second quarter of 2026, compared to the second quarter of 2025.

Finance and insurance revenues increased $0.8 million, or 14.6%, in the second quarter of 2026, compared to the second quarter of 2025. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $18.0 million, or 4.7%, in the second quarter of 2026, compared to the second quarter of 2025.  Gross profit as a percentage of sales decreased to 19.0% in the second quarter of 2026, from 19.7% in the second quarter of 2025. Overall gross profit margin decreased primarily due to an increase in trucks sales to large over-the-road fleet customers and aftermarket sales to our national account business versus small to mid-size customers. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.5% in the second quarter of 2026, from 61.7% in the second quarter of 2025.  Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 34.0% in the second quarter of 2026, from 33.0% in the second quarter of 2025.

Gross margins from our Aftermarket Products and Services operations decreased to 35.9% in the second quarter of 2026, from 37.6% in the second quarter of 2025. The decrease was primarily a result of an increase in the percentage of sales to national account customers and a competitive pricing environment due to challenging industry conditions. Gross profit from our Aftermarket Products and Services operations decreased to $231.5 million in the second quarter of 2026, from $239.2 million in the second quarter of 2025.  Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. We expect blended gross margins on Aftermarket Products and Services operations to range from 35.5% to 37.5% in 2026.

Gross margins on new Class 8 commercial vehicle sales decreased to 7.8% in the second quarter of 2026, from 8.5% in the second quarter of 2025. In 2026, we expect overall gross margins from new heavy-duty truck sales of approximately 8.0% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.2% in the second quarter of 2026, from 7.5% in the second quarter of 2025. For 2026, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 9.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 13.7% in the second quarter of 2026, from 16.9% in the second quarter of 2025. This decrease was primarily due to a change in sales mix between wholesale and retail. We expect margins on used commercial vehicles to range between 12.0% and 15.0% in 2026.

Gross margins from truck lease and rental sales decreased to 28.5% in the second quarter of 2026, from 28.7% in the second quarter of 2025. We expect gross margins from lease and rental sales of approximately 27.0% to 29.0% during 2026.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $6.5 million, or 2.6%, in the second quarter of 2026, compared to the second quarter of 2025. SG&A expenses as a percentage of total revenues decreased to 12.9% in the second quarter of 2026, from 13.1% in the second quarter of 2025. The decrease was primarily the result of our ongoing efforts to control operating expenses. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. For 2026, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2026, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $8.3 million, or 65.6%, in the second quarter of 2026, compared to the second quarter of 2025. We expect net interest expense in 2026 to decrease compared to 2025, but the amount of the change will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $4.8 million, or 5.0%, in the second quarter of 2026, compared to the second quarter of 2025.

Income Taxes

Income taxes decreased $4.9 million, or 20.2%, in the second quarter of 2026, compared to the second quarter of 2025. We provided for taxes at a 20.9% effective rate in the second quarter of 2026 and 24.8% in the second quarter of 2025. We expect our effective tax rate to be approximately 21.0% to 23.0% of pretax income in 2026.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025.”

Total revenues decreased $197.7 million, or 5.2%, in the first six months of 2026, compared to the first six months of 2025.

Sales of new and used commercial vehicles decreased $218.1 million, or 9.4%, in the first six months of 2026, compared to the first six months of 2025.

Aftermarket Products and Services revenues increased $17.5 million, or 1.4%, in the first six months of 2026, compared to the first six months of 2025.

We sold 6,136 new Class 8 heavy-duty trucks in the first six months of 2026 in the United States, a 3.1% decrease compared to 6,332 new Class 8 heavy-duty trucks in the first six months of 2025. According to A.C.T. Research, retail sales in the new U.S. Class 8 truck market decreased 13.4% in the first six months of 2026, compared to the first six months of 2025. We sold 188 new Class 8 heavy-duty trucks in the first six months of 2026 in Canada, a 26.2% increase compared to 149 new Class 8 heavy-duty trucks in the first six months of 2025.

We sold 5,200 new Class 4 through 7 medium-duty commercial vehicles, including 545 buses, in the United States, a 23.9% decrease compared to 6,830 new Class 4 through 7 medium-duty commercial vehicles, including 669 buses, in the first six months of 2025. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. decreased approximately 9.4% in the first six months of 2026, compared to the first six months of 2025. We sold 351 new Class 5 through 7 medium-duty commercial vehicles, including 172 buses, in Canada, a 16.2% increase compared to 302 new Class 5 through 7 medium-duty commercial vehicles, including 1 bus, in the first six months of 2025.

We sold 1,423 new light-duty vehicles in the first six months of 2026, a 21.3% increase compared to 1,173 new light-duty vehicles sold in the first six months of 2025.

We sold 3,653 used commercial vehicles in the first six months of 2026, a 4.9% increase compared to 3,484 used commercial vehicles in the first six months of 2025.

Truck lease and rental revenues increased $3.7 million, or 2.0%, in the first six months of 2026, compared to the first six months of 2025.

Finance and insurance revenues increased $1.2 million, or 11.3%, in the first six months of 2026, compared to the first six months of 2025.

Gross Profit

Gross profit decreased $32.0 million, or 4.3%, in the first six months of 2026, compared to the first six months of 2025. Gross profit as a percentage of sales was 19.7% in the first six months of 2026 and 19.5% in the first six months of 2025.

Gross margins from Aftermarket Products and Services operations decreased to 36.1% in the first six months of 2026, from 36.7% in the first six months of 2025. Gross profit for Aftermarket Products and Services was $458.9 million in the first six months of 2026, compared to $460.6 million in the first six months of 2025.

Gross margins on new Class 8 heavy-duty truck sales decreased to 7.8% in the first six months of 2026, from 8.8% in the first six months of 2025.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 7.9% in the first six months of 2026, from 7.7% in the first six months of 2025.

Gross margins on used commercial vehicle sales decreased to 12.9% in the first six months of 2026, from 15.7% in the first six months of 2025.

Gross margins from truck lease and rental sales decreased to 28.1% in the first six months of 2026, from 28.5% in the first six months of 2025.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $12.7 million, or 2.5%, in the first six months of 2026, compared to the first six months of 2025. SG&A expenses were 13.6% of total revenue in the first six months of 2026, compared to 13.2% in the first six months of 2025.

Interest (Income) Expense, Net

Net interest expense decreased $14.9 million, or 58.0%, in the first six months of 2026, compared to the first six months of 2025.

Income before Income Taxes

Income before income taxes decreased $8.0 million, or 4.6%, in the first six months of 2026, compared to the first six months of 2025.

Provision for Income Taxes

Income taxes decreased $9.1 million, or 21.6%, in the first six months of 2026, compared to the first six months of 2025. We provided for taxes at a 19.7% rate in the first six months of 2026 and a 23.8% rate in the first six months of 2025.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financing. As of June 30, 2026, we had working capital of approximately $710.7 million, including $264.9 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on June 30, 2026, however, $18.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $6.4 million available for our future borrowings as of June 30, 2026.

Our floor plan credit agreement with BMO Bank N.A. (“BMO Bank”), and the lenders signatory thereto and our credit agreement with Wells Fargo Bank, National Association (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio, and the fixed charge coverage ratio.  As of June 30, 2026, we were in compliance with all debt covenants related to our floor plan credit agreement with BMO Bank and our credit agreement with WF.  We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $275.0 million to $325.0 million for our leasing operations during 2026, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2026.

During the second quarter of 2026, we paid a cash dividend of $14.8 million. On July 28, 2026, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock. The stock split will be effected in the form of a stock dividend payable on August 31, 2026, to shareholders of record as of August 11, 2026. Holders of the Company’s common stock will receive an additional one-half share for each share of common stock held as of the record date. Additionally, on July 28, 2026, our Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, to be paid on September 24, 2026, to all shareholders of record as of September 9, 2026, which on a post-stock split basis represents a 10.5% increase compared to the cash dividend we paid in the first quarter of 2026. The total dividend disbursement is estimated at approximately $16.3 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 3, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2025. Repurchases, if any, are made at times and in amounts we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of June 30, 2026, we had repurchased $5.5 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2026, and may be suspended or discontinued at any time.

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

We are currently under contract to construct a new facility in Conroe, Texas with a current budget of $20.0 million. We are also under contract to purchase certain dealership facilities for approximately $9.5 million in connection with our acquisition of the assets of Peterbilt of Louisiana. These purchases are expected to close in the third quarter of 2026.

On Jul 23, 2026, we signed an agreement to form a joint venture with MCT Companies. We and an affiliate of MCT Companies will each own 50 percent of the new joint venture entity named MCT Holdings, LLC, which will operate MCT Companies’ network of truck, trailer and rail refrigeration and auxiliary power unit dealerships throughout the Midwest and on both the East and West Coasts. Under the terms of the agreement, which is subject to customary closing conditions, we will purchase 50% of the equity in the joint venture for approximately $47.5 million. The transaction is expected to close in the third quarter of 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$193,655	$381,162
Investing activities	(194,399)	(232,220)
Financing activities	53,402	(166,254)
Net (decrease) increase in cash	$52,658	$(17,312)

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2026, operating activities resulted in net cash provided by operations of $193.7 million. Net cash provided by operating activities primarily consisted of $134.7 million in net income, stock-based compensation of $21.3 million, provision for deferred income tax of $6.4 million as well as non-cash adjustments related to depreciation and amortization of $129.8 million. Cash used in operating activities included an aggregate of $42.5 million in net changes in operating assets and liabilities, including cash outflows of $90.4 million from the increase in inventories, cash used in floor plan financing of $57.0 million, $22.6 million from the increase in accounts receivable, $19.4 million from the decrease in accrued expenses and $3.7 million from the decrease in customer deposits, which were offset by cash inflows of $66.6 million from the increase in accounts payable and $27.1 million from the decrease in prepaid expenses and other. Most of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first six months of 2026, cash used in investing activities was $194.4 million. Cash flows used in investing activities consisted primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $148.3 million during the first six months of 2026 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $130.3 million for purchases of rental and lease vehicles for our rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2026, financing activities resulted in net cash provided by financing activities of $53.4 million, primarily related to cash inflows of $21.4 million from the issuance of shares related to equity compensation plans, borrowings of $46.4 million of long-term debt and net draws of $95.9 million on floor plan notes payable, non-trade. These cash inflows were offset by $53.2 million used for principal repayments of long-term debt, $11.6 million used for principal repayments of finance lease obligations, $9.5 million for taxes related to net share settlement of equity awards, $5.4 million used for repurchases of common stock and $30.5 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

On September 14, 2021, we entered into a credit agreement with WF, the lenders signatory thereto (the “WF Lenders”) and WF as administrative agent (the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. On June 30, 2026, we had approximately $0.3 million outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On June 30, 2026, we had approximately $220 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. As of June 30, 2026 the expiration date of the RTC Canada Revolving Credit Agreement was  September 14, 2026, but pursuant to an amendment, the expiration date is now December 31, 2029. On June 30, 2026, we had approximately $74.3 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

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

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On June 30, 2026, we had approximately $323.0 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restate Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2026, we had approximately $349.0 million outstanding under the BMO Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with BMO. The RTC Canada Floor Plan Credit Agreement as amended previously included an aggregate loan commitment of $171.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 15, 2026 the RTC Canada Floor Plan Credit Agreement was amended to increase the load commitment to $197.4 million CAD. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. As of June 30, 2026 the expiration date of the RTC Canada Floor Plan Credit Agreement was September 14, 2026, but pursuant to an amendment, the expiration date is now December 31, 2029. On June 30, 2026, we had approximately $168.8 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Backlog

On June 30, 2026, our backlog of commercial vehicle orders was approximately $1,975.9 million, as compared to a backlog of commercial vehicle orders of approximately $967.0 million on June 30, 2025. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of June 30, 2026, and we expect to fill the majority of our backlog orders during 2026 and the first quarter of 2027.

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

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of June 30, 2026, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $1,036.4 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.3 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of June 30, 2026, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2026.

A summary of the Company’s stock repurchase activity for the second quarter of 2026 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2026	-	$-		-	$150,000,000
May 1 – May 31, 2026	-	-		-	150,000,000
June 1 – June 30, 2026	79,029	69.43	(4)	79,029	144,510,789
Total	79,029			79,029

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 2, 2025, we announced the approval of a new stock repurchase program, effective December 3, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 41,163 shares of Class A Common Stock at an average price paid per share of $69.06 and 37,866 shares of Class B Common Stock at an average price paid per share of $69.83.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1

Fourth Amendment to the First Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of June 15, 2026, by and between Rush Truck Centres of Canada, Ltd. and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed June 22, 2026

10.2	Fifth Amendment to the Amended and Restated BMO Wholesale Financing and Security Agreement, dated as of August 4, 2026, by and between Rush Truck Centres of Canada, Ltd. and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed August 6, 2026)
10.3	Second Amendment to the Amended and Restated BMO Lease and Rental Credit Agreement, dated as of August 4, 2026, by and between Rush Truck Centres of Canada, Ltd. and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed August 6, 2026)
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

RUSH ENTERPRISES, INC.

Date: August 7, 2026	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 7, 2026	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)