Form 10-Q
period 2026-09-30
RUSH ENTERPRISES INC \TX\
filed 2026-11-06
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                          Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2026.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	91,177,835
Class B Common Stock, $.01 Par Value	25,003,388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Texas, LLC
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Texas, LLC

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

(unaudited)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash, cash equivalents and restricted cash	$226,400	$212,645
Accounts receivable, net	332,566	277,784
Note receivable, affiliate	10,606	11,576
Inventories, net	1,722,291	1,534,471
Prepaid expenses and other	26,228	54,662
Total current assets	2,318,091	2,091,138
Property and equipment, net	1,694,934	1,694,738
Operating lease right-of-use assets, net	127,026	124,130
Goodwill, net	469,034	441,615
Other assets, net	128,611	78,915
Total assets	$4,737,696	$4,430,536

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$964,535	$917,955
Current maturities of long-term debt	121	127
Current portion of finance lease obligations	29,209	34,519
Current portion of operating lease obligations	22,043	19,285
Trade accounts payable	302,969	230,763
Customer deposits	109,552	112,149
Accrued expenses	176,473	177,292
Total current liabilities	1,604,902	1,492,090
Long-term debt, net of current maturities	269,705	274,798
Finance lease obligations, net of current maturities	81,156	88,149
Operating lease obligations, net of current maturities	107,941	107,698
Other long-term liabilities	40,054	34,225
Deferred income taxes, net	215,902	207,733
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2026 and 2025	–	–
Common stock, par value $.01 per share; 105,000,000 Class A shares and 35,000,000 Class B shares authorized; 91,790,881 Class A shares and 25,003,388 Class B shares outstanding in 2026; and 90,172,640 Class A shares and 24,656,864 Class B shares outstanding in 2025	1,167	835
Additional paid-in capital	680,128	634,266
Treasury stock, at cost: 202,222 Class A shares and 12,624 Class B shares in 2026; and 6,880,187 Class A shares and 3,528,245 Class B shares in 2025	(10,336)	(331,150)
Retained earnings	1,733,399	1,904,091
Accumulated other comprehensive income (loss)	(10,262)	(4,813)
Total Rush Enterprises, Inc. shareholders’ equity	2,394,096	2,203,229
Noncontrolling interest	23,940	22,614
Total shareholders’ equity	2,418,036	2,225,843
Total liabilities and shareholders’ equity	$4,737,696	$4,430,536

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues
New and used commercial vehicle sales	$1,324,922	$1,134,856	$3,429,057	$3,457,130
Aftermarket products and services sales	679,934	642,658	1,952,787	1,897,984
Lease and rental sales	98,205	93,304	285,329	276,681
Finance and insurance	6,142	5,575	18,117	16,339
Other	3,895	4,372	11,676	14,168
Total revenue	2,113,098	1,880,765	5,696,966	5,662,302
Cost of products sold
New and used commercial vehicle sales	1,219,570	1,034,698	3,149,569	3,152,875
Aftermarket products and services sales	436,833	403,811	1,250,738	1,198,565
Lease and rental sales	69,729	67,504	204,218	198,679
Total cost of products sold	1,726,132	1,506,013	4,604,525	4,550,119
Gross profit	386,966	374,752	1,092,441	1,112,183
Selling, general and administrative expense	259,975	256,403	748,084	757,187
Depreciation and amortization expense	18,655	18,155	56,441	53,022
Gain (loss) on sale of assets	(337)	(164)	(523)	131
Operating income	107,999	100,030	287,393	302,105
Other income (loss), net	186	(438)	(804)	(1,250)
Interest expense, net	5,768	11,718	16,505	37,307
Income before taxes	102,417	87,874	270,084	263,548
Income tax provision	23,534	20,136	56,500	62,204
Net income	78,883	67,738	213,584	201,344
Less: Net income attributable to noncontrolling interest	840	1,048	1,326	1,894
Net income attributable to Rush Enterprises, Inc.	$78,043	$66,690	$212,258	$199,450

Net income attributable to Rush Enterprises, Inc. per share of common stock:
Basic	$0.67	$0.57	$1.82	$1.69
Diluted	$0.65	$0.55	$1.76	$1.64

Weighted average shares outstanding:
Basic	116,956	117,353	116,706	118,139
Diluted	120,455	120,890	120,271	121,751

Dividends declared per common share	$0.14	$0.13	$0.39	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$78,883	$67,738	$213,584	$201,344
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,384)	(2,179)	(5,449)	2,836
Other comprehensive income (loss) attributable to Rush Enterprises, Inc.	(1,384)	(2,179)	(5,449)	2,836
Comprehensive income	$77,499	$65,559	$208,135	$204,180
Less: Comprehensive income attributable to noncontrolling interest	840	1,048	1,326	1,894
Comprehensive income attributable to Rush Enterprises, Inc.	$76,659	$64,511	$206,809	$202,286

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding Class A Class B		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Rush Enterprises, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2025	90,173	24,657	$835	$634,266	$(331,150)	$1,904,091	$(4,813)	$2,203,229	$22,614	$2,225,843
Stock options exercised and stock awards	986	–	6	12,105	–	–	–	12,111	–	12,111
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	14,536	–	–	–	14,536	–	14,536
Vesting of restricted share awards	–	416	3	(9,512)	–	–	–	(9,509)	–	(9,509)
Issuance of common stock under employee stock purchase plan	124	–	1	3,801	–	–	–	3,802	–	3,802
Common stock repurchases	–	–	–	–	–	–	–	–	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,551)	–	(11,551)	–	(11,551)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,294)	–	(3,294)	–	(3,294)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,999)	(1,999)	–	(1,999)
Net income	–	–	–	–	–	61,454	–	61,454	226	61,680
Balance, March 31, 2026	91,283	25,073	$845	$655,196	$(331,150)	$1,950,700	$(6,812)	$2,268,779	$22,840	$2,291,619
Stock options exercised and stock awards	333	–	2	5,447	–	–	–	5,449	–	5,449
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	6,799	–	–	–	6,799	–	6,799
Vesting of restricted share awards	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(61)	(57)	–	–	(5,398)	–	–	(5,398)	–	(5,398)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,594)	–	(11,594)	–	(11,594)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,342)	–	(3,342)	–	(3,342)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,066)	(2,066)	–	(2,066)
Net income	–	–	–	–	–	72,761	–	72,761	260	73,021
Balance, June 30, 2026	91,555	25,016	$847	$667,442	$(336,548)	$2,008,525	$(8,878)	$2,331,388	$23,100	$2,354,488
Stock options exercised and stock awards	317	–	3	3,517	–	–	–	3,520	–	3,520
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,258	–	–	–	5,258	–	5,258
Issuance of common stock under employee stock purchase plan	122	–	1	3,731	–	–	–	3,732	–	3,732
Common stock repurchases	(203)	(13)	–	–	(10,336)	–	–	(10,336)	–	(10,336)
Retirement of treasury shares and par value adjustment	–	–	316	180	336,548	(336,624)	–	420	–	420
Cash dividends declared on Class A common stock	–	–	–	–	–	(12,877)	–	(12,877)	–	(12,877)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,668)	–	(3,668)	–	(3,668)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,384)	(1,384)	–	(1,384)
Net income	–	–	–	–	–	78,043	–	78,043	840	78,883
Balance, September 30, 2026	91,791	25,003	$1,167	$680,128	$(10,336)	$1,733,399	$(10,262)	$2,394,096	$23,940	$2,418,036

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(In Thousands)

(Unaudited)

	Common Stock Shares Outstanding Class A Class B		$0.01 Par Value	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Rush Enterprises, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2024	93,908	24,995	$824	$587,639	$(136,235)	$1,698,614	$(9,293)	$2,141,549	$20,354	$2,161,903
Stock options exercised and stock awards	272	–	1	2,736	–	–	–	2,738	–	2,738
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	13,714	–	–	–	13,714	–	13,714
Vesting of restricted share awards	–	488	3	(9,442)	–	–	–	(9,439)	–	(9,439)
Issuance of common stock under employee stock purchase plan	146	–	1	3,411	–	–	–	3,412	–	3,412
Common stock repurchases	(498)	(350)	–	–	(30,939)	–	–	(30,939)	–	(30,939)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,296)	–	(11,296)	–	(11,296)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,113)	–	(3,113)	–	(3,113)
Foreign currency translation adjustment	–	–	–	–	–	–	(12)	(12)	–	(12)
Net income	–	–	–	–	–	60,322	–	60,322	295	60,617
Balance, March 31, 2025	93,827	25,133	$830	$598,058	$(167,174)	$1,744,527	$(9,305)	$2,166,936	$20,648	$2,187,584
Stock options exercised and stock awards	146	–	1	1,709	–	–	–	1,710	–	1,710
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,289	–	–	–	8,289	–	8,289
Vesting of restricted share awards	–	–	–	(273)	–	–	–	(273)	–	(273)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–	–	–
Common stock repurchases	(2,288)	(210)	–	–	(86,143)	–	–	(86,143)	–	(86,143)
Cash dividends declared on Class A common stock	–	–	–	–	–	(10,994)	–	(10,994)	–	(10,994)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,159)	–	(3,159)	–	(3,159)
Foreign currency translation adjustment	–	–	–	–	–	–	5,027	5,027	–	5,027
Net income	–	–	–	–	–	72,438	–	72,438	551	72,989
Balance, June 30, 2025	91,685	24,923	$831	$607,783	$(253,317)	$1,802,812	$(4,278)	$2,153,831	$21,200	$2,175,031
Stock options exercised and stock awards	269	–	2	11,665	–	–	–	11,667	–	11,667
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,814	–	–	–	4,814	–	4,814
Issuance of common stock under employee stock purchase plan	131	–	1	3,818	–	–	–	3,819	–	3,819
Common stock repurchases	(173)	(72)	–	–	(9,178)	–	–	(9,178)	–	(9,178)
Cash dividends declared on Class A common stock	–	–	–	–	–	(11,639)	–	(11,639)	–	(11,639)
Cash dividends declared on Class B common stock	–	–	–	–	–	(3,326)	–	(3,326)	–	(3,326)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,179)	(2,179)	–	(2,179)
Net income	–	–	–	–	–	66,690	–	66,690	1,048	67,738
Balance, September 30, 2025	91,912	24,851	$834	$628,080	$(262,495)	$1,854,537	$(6,457)	$2,214,499	$22,248	$2,236,747

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$213,584	$201,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,501	188,390
(Gain) loss on sale of property and equipment, net	523	(131)
Stock-based compensation expense related to employee stock options
and employee stock purchases	26,594	26,817
Provision for deferred income tax expense	8,470	19,344
Change in accounts and notes receivable, net	(50,740)	82,580
Change in inventories, net	(109,458)	206,451
Change in prepaid expenses and other, net	28,822	(18,301)
Change in trade accounts payable	68,666	36,310
Payments on floor plan notes payable – trade, net	(120,000)	-
Change in customer deposits	(1,926)	(7,995)
Change in accrued expenses	(2,784)	15,422
Other, net	325	(1,286)
Net cash provided by operating activities	257,577	748,945
Cash flows from investing activities:
Acquisition of property and equipment	(230,031)	(318,828)
Proceeds from the sale of property and equipment	850	7,379
Change in notes receivable from affiliate	970	2,830
Business acquisition, net of cash acquired	(54,969)	(24,262)
Other	(45,021)	2,664
Net cash used in investing activities	(328,201)	(330,217)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	162,796	(91,618)
Proceeds from long-term debt	85,176	838,730
Principal payments on long-term debt	(104,665)	(985,239)
Principal payments on finance lease obligations	(16,746)	(12,282)
Proceeds from issuance of shares relating to equity awards and employee stock purchases	28,620	15,026
Taxes paid related to net share settlement of equity awards	(9,511)	(1,392)
Payments of cash dividends	(46,887)	(43,727)
Cancellation of shares and par value adjustment	418	-
Common stock repurchased	(14,617)	(124,443)
Net cash provided by (used in) financing activities	84,584	(404,945)
Net increase in cash, cash equivalents and restricted cash	13,960	13,783
Effect of exchange rate on cash	(205)	91
Cash, cash equivalents and restricted cash, beginning of period	212,645	228,131
Cash, cash equivalents and restricted cash, end of period	$226,400	$242,005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,855	$42,617
Income taxes, net of refunds	$15,312	$42,542
Noncash activities:
Assets acquired under finance leases	$16,344	$24,538

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

Restricted Cash

Restricted cash consists of deposits for the statutory restriction on cash related to the Company’s captive insurance company of $7.6 million as of September 30, 2026.

Stock Split

On July 28, 2026, the Company’s Board of Directors declared a three-for-two stock split with respect to both the Company’s Class A and Class B common stock, which was effected in the form of a stock dividend. On August 31, 2026, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of August 11, 2026. All share and per share data in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Treasury Stock

During the third quarter of 2026, the Company cancelled and retired 6,972,804 shares of Class A common stock and 3,584,942 shares of Class B common stock previously held as treasury stock. The cancellation reduced treasury stock by $336.5 million, with the corresponding amounts recorded to common stock, additional paid-in capital and retained earnings. The transaction had no material impact on total shareholders' equity.

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

2 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. As of September 30, 2026, the Company believes that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$78,043	$66,690	$212,258	$199,450
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	116,956	117,353	116,706	118,139
Effect of dilutive securities– Employee stock options and restricted stock awards	3,499	3,537	3,565	3,612
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	120,455	120,890	120,271	121,751
Basic earnings per common share	$0.67	$0.57	$1.82	$1.69
Diluted earnings per common share and common share equivalents	$0.65	$0.55	$1.76	$1.64

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2026 and 2025 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average anti-dilutive stock options	245	1,120	469	1,092

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and the grant price for restricted stock awards, and included in selling, general and administrative expense, was $5.3 million for the three months ended September 30, 2026, and $4.8 million for the three months ended September 30, 2025. Stock-based compensation expense included in selling, general and administrative expense, was $26.6 million for the nine months ended September 30, 2026, and $26.8 million for the nine months ended September 30, 2025.

As of September 30, 2026, the Company had $16.3 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $16.8 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

5 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2026, and December 31, 2025. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2026 and 2025 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended September 30, 2026
Revenues from external customers	$2,109,098	$4,000	$2,113,098
Cost of products sold	1,725,563	569	1,726,132
Controllable expenses	231,312	1,651	232,963
Allocated expenses	43,918	2,086	46,004
Segment operating income	$108,305	$(306)	$107,999
Other income, net	186	-	186
Interest income	1,297	-	1,297
Interest expense	6,971	94	7,065
Income taxes	23,534	-	23,534
Net income	$79,282	$(399)	$78,883
Segment assets	4,676,356	61,340	4,737,696
Capital expenditures	84,254	-	84,254
Depreciation and amortization	18,508	147	18,655

As of and for the nine months ended September 30, 2026
Revenues from external customers	$5,685,071	$11,895	$5,696,966
Cost of products sold	4,603,058	1,467	4,604,525
Controllable expenses	664,510	4,416	668,926
Allocated expenses	129,663	6,459	136,122
Segment operating income	$287,841	$(448)	$287,393
Other loss, net	(804)	-	(804)
Interest income	5,153	-	5,153
Interest expense	21,376	282	21,658
Income taxes	56,500	-	56,500
Net income	$214,314	$(730)	$213,584
Segment assets	4,676,356	61,340	4,737,696
Capital expenditures	230,031	-	230,031
Depreciation and amortization	55,994	447	56,441

	Truck Segment	All Other	Totals
As of and for the three months ended September 30, 2025
Revenues from external customers	$1,876,793	$3,972	$1,880,765
Cost of products sold	1,505,469	544	1,506,013
Controllable expenses	223,311	1,488	224,799
Allocated expenses	47,876	2,047	49,923
Segment operating income	$100,137	$(107)	$100,030
Other (loss), net	(438)	-	(438)
Interest income	586	-	586
Interest expense	12,209	95	12,304
Income taxes	20,136	-	20,136
Net income	$67,940	$(202)	$67,738
Segment assets	4,492,954	60,108	4,553,062
Capital expenditures	108,811	-	108,811
Depreciation and amortization	18,006	149	18,155

As of and for the nine months ended September 30, 2025
Revenues from external customers	$5,650,359	$11,943	$5,662,302
Cost of products sold	4,548,630	1,489	4,550,119
Controllable expenses	670,744	4,705	675,449
Allocated expenses	129,086	5,543	134,629
Segment operating income	$301,899	$206	$302,105
Other (loss), net	(1,250)	-	(1,250)
Interest income	1,409	-	1,409
Interest expense	38,439	277	38,716
Income taxes	62,204	-	62,204
Net income	$201,415	$(71)	$201,344
Segment assets	4,492,954	60,108	4,553,062
Capital expenditures	349,242	-	349,242
Depreciation and amortization	52,585	437	53,022

7 – Income Taxes

The Company had unrecognized income tax benefits totaling $7.9 million as a component of accrued liabilities as of September 30, 2026 and December 31, 2025, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $625,000 accrued for the payment of interest as of September 30, 2026 and December 31, 2025. No amounts were accrued for penalties.

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

The following table summarizes the Company’s disaggregated revenue by revenue source, excluding lease and rental revenue, for the three months and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Commercial vehicle sales revenue	$1,324,922	$1,134,856	$3,429,057	$3,457,130
Parts revenue	404,474	381,628	1,166,824	1,117,818
Commercial vehicle repair service revenue	275,460	261,030	785,963	780,166
Finance revenue	3,125	2,336	8,198	6,466
Insurance revenue	3,017	3,239	9,919	9,873
Other revenue	3,895	4,372	11,676	14,168
Total	$2,014,893	$1,787,461	$5,411,637	$5,385,621

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2026. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Lease and rental income during the three and nine months ended September 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Minimum rental payments	$85,908	$81,809	$250,520	$243,321
Nonlease payments	12,297	11,495	34,809	33,360
Total	$98,205	$93,304	$285,329	$276,681

10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2025	$(4,813)
Foreign currency translation adjustment	(1,999)
Balance as of March 31, 2026	$(6,812)
Foreign currency translation adjustment	(2,066)
Balance as of June 30, 2026	$(8,878)
Foreign currency translation adjustment	(1,384)
Balance as of September 30, 2026	$(10,262)

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2025	Provision for the Nine Months Ended September 30, 2026	Write offs Against Allowance, net of Recoveries	Balance September 30, 2026
Commercial vehicle receivables	$68	$18	$-	$86
Manufacturers’ receivables	919	3,164	3,385	698
Leasing, parts and service receivables	1,505	2,392	2,377	1,520
Other receivables	10	23	9	24
Total	$2,502	$5,597	$5,771	$2,328

12 – Acquisitions and Equity Method Investment

The following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information was not included in accordance with ASC 805 because the acquisitions were not considered material.

On June 16, 2025, RTC Canada acquired 100% of the outstanding shares of Leeds Transit, Inc. The acquisition included IC Bus and Collins Bus franchised commercial vehicle dealership locations in Elgin and Woodstock, Ontario and a sales office in St-Roch-de-l’Achigan, Quebec, along with commercial vehicle and parts inventory. The transaction was valued at approximately $25.6 million, with the purchase price paid in cash, with borrowings made pursuant to RTC Canada’s floor plan credit agreement and a mortgage to finance the real estate.

On June 15, 2026, RTC Canada acquired 100% of the outstanding shares of Carrier Truck Center, Inc. The acquisition included International commercial vehicle dealership franchises in Brantford, Windsor, London, Sarnia and Woodstock, Ontario, along with commercial vehicle and parts inventory and an Idealease franchise. The transaction was valued at approximately $18.0 million, with the purchase price paid in cash, with borrowings made pursuant to RTC Canada’s floor plan credit agreements and a $10.0 million CAD term loan.

On June 29, 2026, the Company acquired certain assets of Peterbilt of Louisiana, which included Peterbilt commercial vehicle franchises in Baton Rouge, Lafayette, Lake Charles, New Orleans and Houma, along with real estate in Baton Rouge, Lafayette and two locations in Mississippi, and commercial vehicle and parts inventory. The transaction was valued at approximately $46.8 million, with the purchase price paid in cash.

On August 31, 2026, the Company acquired 50% of the equity interest in MCT Holdco, LLC (“MCT”), one of the largest Carrier Transicold dealers in the United States. MCT operates a network of 17 truck, trailer and rail refrigeration and auxiliary power unit locations in California, Nebraska, Kansas, North Carolina, South Carolina and Virginia. MCT is accounted for as an equity method investment. As of September 30, 2026, the Company’s investment in MCT is $47.5 million and is reported in Other Assets on the Consolidated Balance Sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results.  Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. International® is a registered trademark of International Motors, LLC (f/k/a Navistar, Inc.). Idealease® is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins, Inc. Carrier Transicold® is a registered trademark of Carrier Corporation. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States and Ontario, Canada. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 160 Rush Truck Centers in 24 states. We own an 80% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”). RTC Canada currently owns and operates 17 International dealerships and 2 IC Bus dealership locations in Ontario. RTC Canada also sells IC Buses in Quebec and the provinces of New Brunswick, Nova Scotia and Prince Edward Island. The operating results of RTC Canada are consolidated in the Consolidated Statements of Operations, the Statements of Comprehensive Income, the Consolidated Balance Sheets and commercial vehicle unit sales data.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, vehicle telematics products, CNG fuel systems through our joint venture with Cummins, and refrigeration and auxiliary power units through our joint venture in MCT. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new locations in our existing areas of operation to enable us to better serve our customers. We also intend to continue to grow by acquiring or investing in businesses that are adjacent to our commercial vehicle dealership business.

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 229,400 units in 2026, which would represent a 7.9% increase compared to 212,700 units in 2025. While new Class 8 truck demand remains healthy, quoting and new order activity has slowed recently as the industry awaits the Environmental Protection Agency’s (“EPA”) final rules with respect to its model year 2027 emissions regulations. We expect that new Class 8 truck orders will normalize once customers have more information from both the EPA and manufacturers. We expect our U.S. market share of new Class 8 truck sales to range between 6.3% and 6.5% in 2026 based on A.C.T. Research’s current forecast. This market share percentage would result in the sale of approximately 14,500 to 15,000 new Class 8 trucks in 2026.  We expect to sell approximately 450 new Class 8 trucks in Canada in 2026.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 218,575 units in 2026, which would represent a 0.5% increase compared to 217,472 units in 2025. We believe that demand for new medium-duty vehicles will remain stable for the remainder of the year, although production delays may impact the timing of deliveries. We expect our U.S. market share of new Class 4 through 7 commercial vehicle sales to range between 5.3% and 5.5% in 2026 based on A.C.T. Research’s current forecast.  This market share percentage would result in the sale of approximately 11,500 to 12,000 new Class 4 through 7 commercial vehicles in 2026.  We expect to sell approximately 1,000 new Class 5 through 7 commercial vehicles in Canada in 2026.

We expect to sell approximately 3,500 light-duty vehicles and approximately 7,000 used commercial vehicles in 2026, and we expect lease and rental revenue to increase approximately 3.2% during 2026, compared to 2025.

With respect to our parts, service, and collision center (collectively referred to herein as “Aftermarket Products and Services”) operations, while the aftermarket recovery continues to trail the improvements in new commercial vehicle sales, we expect aftermarket demand to gradually improve through the end of the year, subject to normal seasonal patterns.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2026 and 2025.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
New and used commercial vehicle sales	62.7%	60.3%	60.2%	61.1%
Aftermarket products and services sales	32.2	34.2	34.3	33.5
Lease and rental sales	4.6	5.0	5.0	4.8
Finance and insurance	0.3	0.3	0.3	0.3
Other	0.2	0.2	0.2	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.7	80.1	80.8	80.4
Gross profit	18.3	19.9	19.2	19.6
Selling, general and administrative	12.3	13.6	13.1	13.4
Depreciation and amortization	0.9	1.0	1.0	0.9
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	5.1	5.3	5.0	5.3
Other income	0.0	0.0	0.0	0.0
Interest (income) expense, net	0.3	0.6	0.3	0.7
Income before income taxes	4.8	4.7	4.7	4.7
Provision for income taxes	1.1	1.1	1.0	1.1
Net income	3.7	3.6	3.7	3.6
Less: Net income attributable to noncontrolling interest	0.0	0.1	0.0	0.0
Net income attributable to Rush Enterprises, Inc.	3.7%	3.5%	3.7%	3.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross Profit:
New and used commercial vehicle sales	27.2%	26.7%	25.6%	27.4%
Aftermarket products and services sales	62.8	63.7	64.3	62.8
Lease and rental sales	7.4	6.9	7.4	7.0
Finance and insurance	1.6	1.5	1.7	1.5
Other	1.0	1.2	1.0	1.3
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,994	3,215	24.2%	10,318	9,696	6.4%
New medium-duty vehicles	3,819	3,427	11.4%	9,370	10,559	(11.3)%
New light-duty vehicles	1,418	858	65.3%	2,841	2,031	39.9%
Total new vehicle unit sales	9,231	7,500	23.1%	22,529	22,286	1.1%
Used vehicles	1,913	1,814	5.5%	5,566	5,298	5.1%
Vehicle revenue:
New heavy-duty vehicles	$701.7	591.8	18.6%	$1,875.7	1,849.8	1.4%
New medium-duty vehicles	436.2	393.8	10.8%	1,080.7	1,185.9	(8.9)%
New light-duty vehicles	74.5	49.6	50.2%	156.2	121.5	28.6%
Total new vehicle revenue	$1,212.4	$1,035.2	17.1%	$3,112.6	$3,157.2	(1.4)%
Used vehicle revenue	$101.7	$95.3	6.7%	$296.5	$281.1	5.5%
Other vehicle revenue(1)	$10.9	$4.3	153.1%	$19.9	$18.8	5.9%
Dealership absorption ratio:	128.3%	129.3%	(0.8)%	128.6%	131.1%	(1.9)%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Our absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 128.3% absorption ratio for the third quarter of 2026, compared to a 129.3% absorption ratio for the third quarter of 2025.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

Total revenues increased $232.3 million, or 12.4%, in the third quarter of 2026, compared to the third quarter of 2025. The increase in revenues was primarily the result of increased demand for new commercial vehicles.

Our Aftermarket Products and Services revenues totaled $679.9 million in the third quarter of 2026, up 5.8% from the third quarter of 2025. The increase in aftermarket products and service revenues was primarily the result of increased customer demand and the acquisition of a total of ten new dealerships in June 2026.

Revenues from sales of new and used commercial vehicles increased $190.1 million, or 16.7%, in the third quarter of 2026, compared to the third quarter of 2025. The increase in revenues from the sale of new and used commercial vehicles was primarily the result of increased demand from our over-the-road customers, resulting from improved freight rates.

We sold 3,880 new Class 8 vehicles in the United States during the third quarter of 2026, a 24.4% increase compared to 3,120 new Class 8 trucks sold in the third quarter of 2025. We sold 114 new Class 8 heavy-duty trucks in the third quarter of 2026 in Canada, a 20.0% increase compared to 95 new Class 8 heavy-duty trucks in the third quarter of 2025. The increase in revenues from the sale of new Class 8 commercial vehicles was primarily the result of increased demand from our over-the-road customers, resulting from improved freight rates.

We sold 3,265 new Class 4 through 7 medium-duty commercial vehicles in the United States, including 347 buses, during the third quarter of 2026, a 9.6% increase compared to 2,979 new medium-duty commercial vehicles, including 369 buses, in the third quarter of 2025. We sold 554 Class 5 through 7 medium-duty commercial vehicles, including 435 buses, in the third quarter of 2026 in Canada, a 23.7% increase compared to 448 new Class 5 through 7 commercial vehicles in the third quarter of 2025. The increase in new medium-duty commercial vehicle sales was primarily the result of the timing of deliveries to our larger fleet customers.

We sold 1,418 light-duty vehicles in the third quarter of 2026, a 65.3% increase compared to 858 light-duty vehicles sold in the third quarter of 2025. We sold 1,913 used commercial vehicles in the third quarter of 2026, a 5.5% increase compared to 1,814 used commercial vehicles in the third quarter of 2025.

Commercial vehicle lease and rental revenues increased $4.9 million, or 5.3%, in the third quarter of 2026, compared to the third quarter of 2025. This increase in commercial vehicle lease and rental revenues was primarily the result of increased rental rates and rental fleet utilization.

Finance and insurance revenues increased $0.6 million, or 10.2%, in the third quarter of 2026, compared to the third quarter of 2025. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $12.2 million, or 3.3%, in the third quarter of 2026, compared to the third quarter of 2025.  Gross profit as a percentage of sales decreased to 18.3% in the third quarter of 2026, from 19.9% in the third quarter of 2025.  Overall gross profit margins decreased primarily due to an increase in truck sales to large over-the-road fleet customers and aftermarket sales to our national account customers. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 62.7% in the third quarter of 2026, from 60.3% in the third quarter of 2025.  Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 32.2% in the third quarter of 2026, from 34.2% in the third quarter of 2025.

Gross margins from our Aftermarket Products and Services operations decreased to 35.8% in the third quarter of 2026, from 37.2% in the third quarter of 2025. The decrease was primarily a result of an increase in the percentage of sales to national account customers and a competitive pricing environment. Gross profit for the Aftermarket Products and Services departments increased to $243.1 million in the third quarter of 2026, from $238.9 million in the third quarter of 2025. Historically, gross margins on parts sales range from 28% to 30% and gross margins on service and collision center operations range from 66% to 68%. We expect blended gross margins on Aftermarket Products and Services operations to range from 35.5% to 37.5% in 2026.

Gross margins on new Class 8 truck sales decreased to 7.2% in the third quarter of 2026, from 9.2% in the third quarter of 2025. The decrease was primarily a result of a change in customer mix. For 2026, we expect overall gross margins from new Class 8 truck sales of approximately 7.5% to 8.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 7.6% in the third quarter of 2026, from 8.1% in the third quarter of 2025. For 2026, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 7.5% to 8.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 14.9% in the third quarter of 2026, from 10.9% in the third quarter of 2025. We expect margins on used commercial vehicles to range between 12.0% and 15.0% in 2026. The increase was primarily a result of healthy demand and a change in sales mix to more retail customers.

Gross margins from truck lease and rental sales increased to 29.0% in the third quarter of 2026, from 27.7% in the third quarter of 2025. We expect gross margins from lease and rental sales of approximately 28.0% to 30.0% during 2026.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $3.6 million, or 1.4%, in the third quarter of 2026, compared to the third quarter of 2025. SG&A expenses as a percentage of total revenues decreased to 12.3% in the third quarter of 2026, from 13.6% in the third quarter of 2025. Annual SG&A expenses as a percentage of total revenues have ranged from approximately 12.4% to 14.4% over the last five years. For 2026, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%. For 2026, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $6.0 million, or 50.8%, in the third quarter of 2026, compared to the third quarter of 2025. We expect net interest expense in 2026 to decrease compared to 2025, but the amount of the change will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $14.5 million, or 16.5%, in the third quarter of 2026, compared to the third quarter of 2025.

Income Taxes

Income taxes increased $3.4 million, or 16.9%, in the third quarter of 2026, compared to the third quarter of 2025. We provided for taxes at a 23.0% effective rate in the third quarter of 2026 compared to 22.9% in the third quarter of 2025. We expect our effective tax rate to be approximately 22.0% to 23.0% of pretax income in 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025.

Revenues

Total revenues increased $34.7 million, or 0.6%, in the first nine months of 2026, compared to the first nine months of 2025.

Aftermarket Products and Services revenues increased $54.8 million, or 2.9%, in the first nine months of 2026, compared to the first nine months of 2025.

Revenues from the sales of new and used commercial vehicles decreased $28.1 million, or 0.8%, in the first nine months of 2026, compared to the first nine months of 2025.

We sold 10,016 new Class 8 heavy-duty vehicles in the United States during the first nine months of 2026, a 6.0% increase compared to 9,452 new Class 8 heavy-duty trucks in the first nine months of 2025. According to A.C.T. Research, new U.S. Class 8 truck sales decreased 5.6% in the first nine months of 2026, compared to the first nine months of 2025. We sold 302 new Class 8 heavy-duty trucks in the first nine months of 2026 in Canada, a 23.8% increase compared to 244 new Class 8 heavy-duty trucks in the first nine months of 2025.

We sold 8,465 new Class 4 through 7 medium-duty commercial vehicles in the United States, including 892 buses, during the first nine months of 2026, a 13.7% decrease compared to 9,809 new Class 4 through 7 medium-duty commercial vehicles, including 1,038 buses, in the first nine months of 2025. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S. decreased 6.2% in the first nine months of 2026, compared to the first nine months of 2025. We sold 905 new Class 5 through 7 medium-duty commercial vehicles, including 607 buses, during the first nine months of 2026 in Canada, a 20.7% increase compared to 750 new Class 5 through 7 medium-duty commercial vehicles, including 291 buses, in the first nine months of 2025.

We sold 2,841 new light-duty commercial vehicles during the first nine months of 2026, a 39.9% increase compared to 2,031 light-duty commercial vehicles in the first nine months of 2025. We sold 5,566 used commercial vehicles during the first nine months of 2026, a 5.1% increase compared to 5,298 used commercial vehicles in the first nine months of 2025.

Truck lease and rental revenues increased $8.6 million, or 3.1%, in the first nine months of 2026, compared to the first nine months of 2025.

Finance and insurance revenues increased $1.8 million, or 10.9%, in the first nine months of 2026, compared to the first nine months of 2025.

Gross Profit

Gross profit decreased $19.7 million, or 1.8%, in the first nine months of 2026, compared to the first nine months of 2025. Gross profit as a percentage of sales decreased to 19.2% in the first nine months of 2026, from 19.6% in the first nine months of 2025.

Gross margins from our Aftermarket Products and Services operations decreased to 36.0% in the first nine months of 2026, from 36.9% in the first nine months of 2025. Gross profit for the Aftermarket Products and Services departments was $702.0 million in the first nine months of 2026, compared to $699.4 million in the first nine months of 2025.

Gross margins on new Class 8 truck sales decreased to 7.6% in the first nine months of 2026, from 8.9% in the first nine months of 2025.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales remained flat at 7.8% in the first nine months of 2026, compared to the first nine months of 2025.

Gross margins on used commercial vehicle sales decreased to 13.6% in the first nine months of 2026, from 14.1% in the first nine months of 2025.

Gross margins from truck lease and rental sales increased to 28.4% in the first nine months of 2026, from 28.2% in the first nine months of 2025.

Selling, General and Administrative Expenses

SG&A expenses decreased $9.1 million, or 1.2%, in the first nine months of 2026, compared to the first nine months of 2025. SG&A expenses equaled 13.1% of total revenue in the first nine months of 2026, compared to 13.4% in the first nine months of 2025.

Interest (Income) Expense, Net

Net interest expense decreased $20.8 million, or 55.8%, in the first nine months of 2026, compared to the first nine months of 2025.

Income before Income Taxes

Income before income taxes increased $6.5 million, or 2.5%, in the first nine months of 2026, compared to the first nine months of 2025.

Provision for Income Taxes

Income taxes decreased $5.7 million in the first nine months of 2026, compared to the first nine months of 2025. We provided for taxes at a 20.9% rate in the first nine months of 2026 and a 23.6% rate in the first nine months of 2025.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2026, we had working capital of approximately $713.2 million, including $226.4 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under various credit agreements.

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

We have a secured line of credit that provides for a maximum borrowing of $25.0 million. There were no advances outstanding under this secured line of credit on September 30, 2026, however, $19.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.3 million available for future borrowings as of September 30, 2026.

Our floor plan credit agreement with BMO Bank N.A. (“BMO Bank”), and the lenders signatory thereto and our credit agreement with Wells Fargo Bank, National Association (“WF”) require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio, and the fixed charge coverage ratio. As of September 30, 2026, we were compliant with all debt covenants related to our floor plan credit agreement with BMO Bank and our credit agreement with WF. We do not anticipate any breach of these covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $300.0 million to $325.0 million for our leasing operations during 2026, depending on customer demand. We also expect to make capital expenditures for the purchase of recurring items such as computers, shop tools and equipment and company vehicles of approximately $35.0 million to $40.0 million during 2026.

During the third quarter of 2026, we paid a cash dividend of $16.4 million. Additionally, on October 27, 2026, our Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, to be paid on December 10, 2026, to all shareholders of record as of November 11, 2026. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 3, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2025. Repurchases, if any, are made at times and in amounts we deem appropriate and may be made through open-market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number of shares and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of September 30, 2026, we had repurchased $15.8 million of our shares of common stock under the current stock repurchase program, excluding federal excise tax. The current stock repurchase program expires on December 31, 2026, and may be suspended or discontinued at any time.

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

We are currently under contract to construct a new facility in Conroe, Texas with a current budget of $20.0 million. We are currently under contract to construct a new facility in Hickory, North Carolina with a current budget of $13.8 million. We are currently under contract to construct a new facility in Jefferson, Georgia with a current budget of $13.3 million. We are also under contract to purchase certain dealership facilities in Brantford and London, Ontario, for approximately $21 million CAD, in connection with RTC Canada's acquisition of Carrier Truck Center, Inc. The purchases are expected to close in the next 6 to 24 months, subject to the completion of certain closing conditions.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$257,577	$748,945
Investing activities	(328,201)	(330,217)
Financing activities	84,584	(404,945)
Net (decrease) increase in cash	$13,960	$13,783

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first nine months of 2026, operating activities resulted in net cash provided by operations of $257.6 million.  Net cash provided by operating activities primarily consisted of $213.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $195.5 million, stock-based compensation of $26.6 million, and cash inflows for deferred income tax expense of $8.5 million.  Cash used by operating activities included cash used in floor plan financing of $120.0 million and an aggregate of $67.4 million net changes in operating assets and liabilities.  Included in the net change in operating assets and liabilities were cash inflows of $68.7 million from the increase in accounts payable and $28.8 million from the decrease in other assets, which were offset by cash outflows of $109.5 million from the increase in inventories, $2.8 million from the decrease in accrued expenses, $50.7 million from the increase in accounts receivable and $1.9 million from the decrease in customer deposits.  Most of our commercial vehicle inventory is financed through our floor plan credit agreements, though we may pay cash for certain of our commercial vehicle inventory from time-to-time depending on market conditions.

During the first nine months of 2025, operating activities resulted in net cash provided by operations of $748.9 million.  Net cash provided by operating activities primarily consisted of $201.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $188.4 million, stock-based compensation of $26.8 million and cash inflows for deferred income tax expense of $19.3 million.  Cash provided by operating activities included an aggregate of $314.5 million net changes in operating assets and liabilities.  Included in the net change in operating assets and liabilities were cash inflows of $36.3 million from the increase in accounts payable, $82.6 million from the decrease in accounts receivable $206.5 million from the decrease in inventories and $15.4 million from an increase in accrued expenses which were offset by cash outflows of $18.3 million from the increase in other assets, $8.0 million from the decrease in customer deposits.

Cash Flows from Investing Activities

During the first nine months of 2026, cash used in investing activities was $328.2 million. Cash flows used in investing activities consist primarily of cash used for the acquisition of property and equipment and the acquisition of new businesses. See Note 12 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. Acquisition of property and equipment totaled $230.0 million during the first nine months of 2026 and consisted primarily of purchases of machine and shop equipment, furniture and fixtures, real estate and facilities, improvements to our existing dealership facilities and $198.4 million for purchases of rental and lease vehicles for our rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2026, financing activities resulted in net cash provided by financing activities of $84.6 million, primarily related to $85.2 million from borrowings of long-term debt, $28.6 million from the issuance of shares related to equity compensation plans and $162.8 million from net draws on floor plan notes payable, non-trade. These cash inflows were offset by cash outflows of $121.4 million used for principal repayments of long-term debt and finance lease obligations, $14.6 million used for repurchases of common stock, $9.5 million for taxes paid related to net share settlement of equity awards and $46.9 million used for payment of cash dividends.

During the first nine months of 2025, financing activities resulted in net cash used in financing activities of $404.9 million, primarily related to $838.7 million from borrowings of long-term debt and $15.0 million from the issuance of shares related to equity compensation plans. These cash inflows were offset by cash outflows of $91.6 million from net payments on floor plan notes payable, non-trade, $997.5 million used for principal repayments of long-term debt and finance lease obligations, $124.4 million used for repurchases of common stock, $1.4 million for taxes paid related to net share settlement of equity awards and $43.7 million used for payment of cash dividends.

On September 14, 2021, we entered into a credit agreement with WF, the lenders signatory thereto (the “WF Lenders”) and WF as administrative agent (the “WF Credit Agreement”). Pursuant to the terms of the WF Credit Agreement (as amended), the WF Lenders have agreed to make up to $175.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow amounts pursuant to the WF Credit Agreement from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily Secured Overnight Financing Rate (“SOFR”) plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the SOFR transition date, SOFR plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 30, 2028, although, upon the occurrence and during the continuance of an event of default, the agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. On September 30, 2026, we had approximately $278,000 outstanding under the WF Credit Agreement.

On November 1, 2023, we entered into that certain Second Amended and Restated Inventory Financing and Purchase Money Security Agreement with PACCAR Leasing Company (“PLC”), a division of Paccar Financing Corp. (“PFC”) (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement (as amended), PLC agreed to make up to $500.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow amounts pursuant to the PLC Agreement from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. In addition, we must maintain a minimum balance of $220.0 million or we are subject to an unused commitment fee 0.20% of the amount by which the average daily outstanding principal balance of the loan during such quarter is less than $220.0 million. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on December 16, 2029, although either party has the right to terminate the PLC Agreement at any time upon 360 days written notice. On September 30, 2026, we had approximately $220.0 million outstanding under the PLC Agreement.

On May 31, 2022, RTC Canada entered into that certain BMO Revolving Lease and Rental Credit Agreement (the “RTC Canada Revolving Credit Agreement”) with Bank of Montreal (“BMO”). Pursuant to the terms of the RTC Canada Revolving Credit Agreement (as amended), BMO agreed to make up to $120.0 million CAD of revolving credit loans to finance certain of RTC Canada’s capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through RTC Canada’s Idealease franchise. Borrowings under the RTC Canada Revolving Credit Agreement bear interest per annum payable monthly at Canadian Overnight Repo Rate Average (“CORRA”), plus 1.72%. The RTC Canada Revolving Credit Agreement expires on December 31, 2029. On September 30, 2026, we had approximately $67.1 million CAD outstanding under the RTC Canada Revolving Credit Agreement.

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

On December 16, 2024, we entered into the Inventory Financing and Purchase Money Security Agreement (the “PFC Floor Plan Credit Agreement”) with PFC. The PFC Floor Plan Credit Agreement includes an aggregate loan commitment of $800.0 million for the financing of new Peterbilt trucks, tractors, chassis and other related equipment manufactured by Peterbilt. Borrowings under the PFC Floor Plan Credit Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 2.10%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PFC in each instance of borrowing at a fixed rate. The PFC Floor Plan Credit Agreement expires on December 16, 2029, although either party has the right to terminate the PFC Floor Plan Credit Agreement at any time upon 360 days written notice. On September 30, 2026, we had approximately $260.0 million outstanding under the PFC Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the PFC Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the PFC Floor Plan Credit Agreement.

On September 14, 2021, we entered into the Fifth Amended and Restated Credit Agreement (the “BMO Floor Plan Credit Agreement”) (as amended) with BMO Bank and the lenders signatory thereto. This agreement previously had an aggregate loan commitment of $1.0 billion, which we utilized to finance all of our new and used commercial vehicle inventory in the United States until we entered into the PFC Floor Plan Credit Agreement. On December 12, 2024, we entered into an amendment of the BMO Floor Plan Credit Agreement. Pursuant to the terms of the amendment, the aggregate loan commitment was reduced from $1.0 billion to $675.0 million and the definition of “Inventory” was amended to remove trucks, tractors and chassis manufactured by Peterbilt. We utilize the BMO Floor Plan Credit Agreement to finance all of our new commercial vehicle inventory, except for equipment manufactured by Peterbilt, and all of our used commercial vehicle inventory and for working capital purposes. Borrowings under the BMO Floor Plan Credit Agreement bear interest per annum, payable monthly, at (A) the greater of (i) zero and (ii) Term SOFR (as defined in the agreement), plus (B) 1.20%. Borrowings under the BMO Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The BMO Floor Plan Credit Agreement expires on December 31, 2029, although BMO Bank has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2026, we had approximately $358.9 million outstanding under the BMO Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the BMO Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the BMO Floor Plan Credit Agreement.

On July 15, 2022, RTC Canada entered into that certain Amended and Restated BMO Wholesale Financing and Security Agreement (the “RTC Canada Floor Plan Credit Agreement”) with BMO. The RTC Canada Floor Plan Credit Agreement as amended previously included an aggregate loan commitment of $171.7 million CAD of revolving credit loans to finance RTC Canada’s purchase of new and used vehicle inventory. On June 15, 2026 the RTC Canada Floor Plan Credit Agreement was amended to increase the loan commitment to $194.7 million CAD. Loans to purchase used vehicle inventory are limited to twenty percent (20%) of the credit limit available at such time. RTC Canada may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the credit limits set forth above with respect to new and used vehicles. Advances required to be made in CAD dollars under the RTC Canada Floor Plan Credit Agreement bear interest per annum, payable monthly, at CORRA, plus 1.27%. Advances required to be made in USD dollars bear interest per annum, payable monthly, at SOFR, plus 1.20%. The RTC Canada Floor Plan Credit Agreement expires on December 31, 2029. On September 30, 2026, we had approximately $153.7 million CAD outstanding under the RTC Canada Floor Plan Credit Agreement. We utilize our excess cash on hand to pay down our outstanding borrowings under the RTC Canada Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the RTC Canada Floor Plan Credit Agreement.

Backlog

On September 30, 2026, our backlog of commercial vehicle orders was approximately $1,490.1 million, as compared to a backlog of commercial vehicle orders of approximately $647.6 million on September 30, 2025. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from several of our major fleet customers are included in our backlog as of September 30, 2026, and we expect to fill the majority of our backlog orders by the end of 2026.

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

We are also subject to federal and state laws and regulations governing commercial vehicle engine emissions. Many of these laws and regulations are rapidly changing and subject to multiple legal challenges. The EPA and the National Highway Traffic Safety Administration on behalf of the U.S. Department of Transportation, previously issued rules associated with reducing greenhouse gas (“GHG”) and Nitrogen Oxide (“NOx”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses. The California Air Resources Board (“CARB”) adopted its own rules and regulations intended to reduce NOx emissions and phase out the sale of internal combustion vehicles (“ICE”) over time. A group of seventeen U.S. states and the District of Columbia entered into a joint memorandum of understanding that adopted at least a portion of CARB’s emissions regulations and committed each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Six of the states are states where we operate new commercial vehicle dealerships: California, Colorado, Nevada, New Mexico, North Carolina, and Virginia.

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

One of the EPA’s engine emissions rules that we believe will become effective is referred to herein as the “EPA 2027 Low NOx” rule. This rule requires commercial vehicle engines to emit significantly less NOx than most such engines do today. The EPA 2027 Low NOx rule is expected to become effective in the first half of 2027 with respect to the currently proposed emissions limits but is expected to be modified with respect to certain other provisions, such as reducing the required duration of manufacturers’ engine warranties.

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

If CARB were to prevail in its legal challenges against Congress’ rescission of the EPA’s federal preemption waivers, attaining the goals stated by CARB and the signers of the joint memorandum would likely require the adoption of new laws and regulations, and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. With respect to the legal challenges to the EPA’s repeal of the Endangerment Finding, we do not expect that any successful challenge will result in the prior GHG rules and regulations becoming effective in the near term. However, if the EPA’s policies change in the future and a new endangerment finding is issued with respect to GHG emissions, then the EPA may create a new rule similar to the one it created in 2024, which could require commercial vehicle engine manufacturers to manufacture an increasing percentage of “zero-emission” vehicles over time, which would likely reduce the number of diesel ICE vehicles that would be manufactured over the relevant period. Additional EPA regulations, or CARB’s ability to enforce its existing regulations, could result in increased compliance costs, additional operating restrictions, or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the PFC Floor Plan Credit Agreement, the BMO Floor Plan Credit Agreement, the WF Credit Agreement, the PLC Agreement, the RTC Canada Revolving Credit Agreement, the RTC Canada Floor Plan Credit Agreement and discount rates related to finance sales. The PFC Floor Plan Credit Agreement and the PLC Agreement are both based on the prime rate. The BMO Floor Plan Credit Agreement and the WF Credit Agreement are both based on SOFR. The RTC Canada Revolving Credit Agreement and RTC Canada Floor Plan Credit Agreement are both based on CORRA. As of September 30, 2026, we had outstanding floor plan borrowings and lease and rental fleet borrowings in the aggregate amount of $996.2 million. Assuming an increase or decrease in the prime rate, SOFR or CORRA of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.0 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance through self-insurance, a captive insurer and third-party excess insurance, including product liability coverage, in amounts deemed adequate by management. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. As of September 30, 2026, we believe that there are no pending claims or litigation, individually or in the aggregate, that are reasonably possible to have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2026.

A summary of the Company’s stock repurchase activity for the third quarter of 2026 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)(4)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2026	-	$-		-	$144,510,789
August 1 – August 31, 2026	-	-		-	144,510,789
September 1 – September 30, 2026	214,846	48.08	(4)	214,846	134,174,786
Total	214,846			214,846

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

On December 3, 2025, we announced the approval of a new stock repurchase program, effective December 3, 2025, authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A common stock and/or Class B common stock.

(4)	Represents 202,222 shares of Class A Common Stock at an average price paid per share of $47.83 and 12,624 shares of Class B Common Stock at an average price paid per share of $52.04.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

RUSH ENTERPRISES, INC.

Date: November 6, 2026	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)